Form 10-Q
period 2021-09-30
Avista Public Acquisition Corp. II
filed 2021-11-10
CIK 1846253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, there were 23,000,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

AVISTA PUBLIC ACQUISITION CORP. II

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

	Unaudited Condensed Statements of Operations for the Three Months ended September 30, 2021 and for the period from February 5, 2021 (inception) Through September 30, 2021	2

	Unaudited Condensed Statement of Changes in Shareholder’s Deficit for the period from February 5, 2021 (inception) Through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from February 5, 2021 (inception) Through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

Item 4.	CONTROLS AND PROCEDURES	22

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	23

Item 1A.	RISK FACTORS	23

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

Item 3.	DEFAULTS UPON SENIOR SECURITIES	23

Item 4.	MINE SAFETY DISCLOSURES	23

Item 5.	OTHER INFORMATION	23

Item 6.	EXHIBITS	24

SIGNATURES		25

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AVISTA PUBLIC ACQUISITION CORP. II

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(UNAUDITED)

ASSETS
Current assets
Cash	$362,203
Prepaid expenses	880,112
Total current assets	1,242,315
Cash held in trust account	235,750,000
TOTAL ASSETS	$236,992,315

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and other payables	$33,292
Accrued expenses - related party	20,000
Accrued offering costs and expenses	42,677
Total current liabilities	95,969
Deferred underwriting fee payable	8,050,000
TOTAL LIABILITIES	8,145,969

Commitments (see Note 7)
Class A ordinary shares, $0.0001 par value, subject to possible redemption; 23,000,000 shares at redemption value	235,750,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(6,904,229)
Total Shareholders' Deficit	(6,903,654)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$236,992,315

The accompanying notes are an integral part of the unaudited condensed financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period
		from February
		5, 2021
	Three Months	(Inception)
	Ended September	Through September
	30, 2021	30, 2021
Formation and operating costs	$170,579	$180,550
Net loss	$(170,579)	$(180,550)

Weighted average shares outstanding, basic and diluted	17,649,457	9,910,338
Basic and diluted net loss per ordinary share	$(0.01)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

							Total
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance at February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(7,786)	(7,786)
Balance at March 31, 2021	—	—	5,750,000	575	24,425	(7,786)	17,214
Net loss	—	—	—	—	—	(2,185)	(2,185)
Balance at June 30, 2021	—	—	5,750,000	575	24,425	(9,971)	15,029
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	9,245,327	—	9,245,327
Proceeds from sale of Private Placement Warrants to the Sponsor (net of offering costs)	—	—	—	—	12,314,397	—	12,314,397
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(21,584,149)	(6,723,679)	(28,307,828)
Net loss	—	—	—	—	—	(170,579)	(170,579)
Balance at September 30, 2021	—	$—	5,750,000	$575	$—	$(6,904,229)	$(6,903,654)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(180,550)
Changes in operating assets and liabilities:
Prepaid expenses	(880,112)
Accounts payable and other payables	33,292
Accrued expenses - related party	20,000
Accrued offering costs and expenses	40,988
Net cash used in operating activities	(966,382)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(235,750,000)
Net cash used in investing activities	(235,750,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriter's discount paid	225,400,000
Proceeds from sale of Private Placement Warrants	12,350,000
Proceeds from Sponsor note	119,275
Repayment of Sponsor note	(175,000)
Payment of offering costs	(615,690)
Net cash provided by financing activities	237,078,585

Net Change in Cash	362,203
Cash - Beginning of period	—
Cash - End of period	$362,203

Non-cash investing and financing activities
Accretion of Class A ordinary shares to redemption value	$28,307,827
Deferred underwriting fee payable	$8,050,000
Offering costs paid by Sponsor and included in promissory note - related party	$55,725
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs included in accrued offering costs	$1,689

The accompanying notes are an integral part of the unaudited condensed financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on August 9, 2021. On August 12, 2021, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 3,000,000 Units that were issued pursuant to the underwriter’s exercise of its over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $230,000,000 (see Note 4).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,233,333 warrants (the “Private Placement Warrants”), including 900,000 Private Placement Warrants that were issued pursuant to the underwriter’s exercise of its over-allotment option in full, at a price of $1.50 per Private Placement Warrant in a private placement to Avista Acquisition LP II (the “Sponsor”), generating gross proceeds of $12,350,000 (see Note 5).

Transaction costs amounted to $13,348,103 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, and $698,103 of other offering costs. In addition, as of September 30, 2021, cash of $362,203 is held outside of the Trust Account (as defined below) and is available for the payment of accrued offering costs and for working capital purposes.

Upon closing of the Initial Public Offering and the sale of the Private Placement Warrants, a total of $235,750,000 ($10.25 per Public Share) was placed in a trust account (the “Trust Account”) and will be invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the consummation of the initial Business Combination within 18 months from the closing of the Initial Public Offering, (ii) the redemption of the Company’s Public Shares if the Company has not consummated an Business Combination within 18 months from the closing of the Company’s Initial Public Offering, subject to applicable law, and (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing the Company’s Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

(UNAUDITED)

Indemnity

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

Liquidity

As of September 30, 2021, the Company had $362,203 in cash held outside of the Trust Account and a working capital surplus of $1,146,346. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or if the Company becomes obligated to redeem a significant number of public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Of the total proceeds from the Initial Public Offering and sale of the Private Placement Warrants, an amount of approximately $2 million was deposited in an operating account for the Company's working capital needs. The amounts held in the operating account are not  expected to provide the Company with sufficient funds to meet its operational and liquidity obligations over the next twelve months.

Going Concern Consideration

As of September 30, 2021, the Company had $362,203 in cash held outside of the Trust Account and a working capital surplus of $1,146,346. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2021 will be not sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company's plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification ("ASC") 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company revised its financial statement to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

The reclassification of amounts from permanent equity to temporary equity result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

Based on the quantitative and qualitative analysis performed, the Company has determined that the impact of the adjustment is immaterial to the previously issued balance sheet included on Form 8-K, as filed with the SEC on August 18, 2021. The following table summarize the effect of the revision on each financial statement line item as of the dates, and for the periods, indicated:

	August 12, 2021
	As Previously
	Reported	Adjustments	As Revised
Balance Sheet (audited)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value	$224,012,912	$(3,826,246)	$220,186,666
Allocation of underwriter's discounts, offering costs and deferred fees to Class A shares	—	(12,744,493)	(12,744,493)
Immediate accretion to redemption value	—	28,307,827	28,307,827
Total Class A ordinary shares subject to possible redemption	$224,012,912	$11,737,088	$235,750,000
Class A ordinary shares	$115	$(115)	$—
Additional paid-in capital	$5,013,294	$(5,013,294)	$—
Accumulated deficit	$(13,983)	$(6,723,679)	$(6,737,662)
Total shareholders' equity (deficit)	$5,000,001	$(11,737,088)	$(6,737,087)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on August 10, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on August 12, 2021 and August 18, 2021. The interim results for the period from February 5, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Reclassification

Certain amounts in the prior period have been reclassified to conform to the current period presentation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Class A Ordinary Shares Subject to Possible Redemption

All of the 23,000,000 shares of Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,813,334)
Issuance costs allocated to Class A ordinary shares	(12,744,493)
Plus:
Accretion of carrying value to redemption value	28,307,827
Class A ordinary shares subject to possible redemption	$235,750,000

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $13,348,103 as a result of the Initial Public Offering (consisting of $4,600,000 of cash underwriting discounts, $8,050,000 in deferred underwriting fees and $698,103 of other offering costs). As such, the Company recorded $13,348,103 of offering costs as a reduction of equity in connection with the issuance of the Units in the Initial Public Offering and the Private Placement Warrants.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statement.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Net Income (Loss) Per Ordinary Share

Net loss per common share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. As the Class A shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B common stock are presented as one class of stock in calculating net income per share. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 15,900,000 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

			For the Period from
	Three Months Ended		February 5, 2021 (Inception) Through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(118,394)	$(52,185)	$(86,633)	$(93,917)
Denominator:
Weighted average shares outstanding, basic and diluted	12,250,000	5,399,457	4,755,274	5,155,063
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

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

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for cash, deferred offering costs, accrued offering costs, promissory note - related party, and advance from anchor investor approximate fair value due to their short-term nature.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on August 9, 2021. On August 12, 2021, the Company completed its Initial Public Offering of 23,000,000 Units, including 3,000,000 Units that were issued pursuant to the underwriter’s exercise of its over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On February 12, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). The Founder Shares include an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (see note 6). On June 16, 2021, the Company transferred 35,000 Class B ordinary shares each to three members of the Company’s board of directors (or 105,000 Class B ordinary shares in total) at their original cost (see Note 8). The underwriters exercised their over-allotment option in full on August 12, 2021; thus, no ordinary shares remain subject to forfeiture (see Note 7).

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Promissory Note — Related Party

On February 12, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company's Sponsor paid certain offering costs totaling $55,725, which was included in the outstanding balance of the Promissory Note as of March 22, 2021, and the Company borrowed $119,275 on June 23, 2021. On August 12, 2021, the Company repaid the outstanding balance under the Promissory Note of $175,000.

Administrative Support Agreement

The Company entered into an agreement, commencing on August 9, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. Under this agreement, $20,000 of expenses were incurred during the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s sponsor or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the "working capital loans"). If the Company completes the initial Business Combination, it may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the Company’s trust account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Company’s sponsor, its affiliates or any members of the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. As of September 30, 2021, there was no balance outstanding under the working capital loans.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 7. COMMITMENTS

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

NOTE 8. SHAREHOLDER’S (DEFICIT) EQUITY

Preference shares— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, including 23,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding, and the Sponsor owns, on an as-converted basis, 20% of the Company’s issued and outstanding shares.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Redeemable Warrants— Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share , subject to adjustment as discussed below, at any time commencing 30 days after the completion of the Company’s initial Business Combination, except as discussed in the immediately succeeding paragraph. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least three units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

The Company accounts for the 15,900,000 warrants issued in connection with the Initial Public Offering (including 7,666,667 Public Warrants and 8,233,333 Private Placement Warrants), and will account for the 3,333,333 Forward Purchase Warrants to be issued in connection with the initial Business Combination, in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Avista Public Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Avista Acquisition LP II The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 5, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below , and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $170,579, which resulted entirely from formation and operating costs.

For the period from February 5, 2021 (inception) through September 30, 2021, we had a net loss of $180,550, which resulted entirely from formation and operating costs.

Liquidity and Capital Resources

For the period from February 5, 2021 (inception) through September 30, 2021, net cash used in operating activities was $966,382, which was due to our net loss of $180,550, and by changes in prepaid expenses of $880,112, offset by changes in accounts payable and other payables of $33,292, changes in accrued expenses - related party of $20,000, and changes in accrued offering costs and expenses of $40,988.

For the period from February 5, 2021 (inception) through September 30, 2021, net cash used in investing activities was $235,750,000, which was due to the investment of cash into the Trust Account.

For the period from February 5, 2021 (inception) through September 30, 2021, net cash provided by financing activities was $237,078,585, which was due to proceeds from initial public offering, net of underwriter's discounts paid of $225,400,000, proceeds from sale of private placement warrants of $12,350,000, proceeds from sponsor note of $119,275, offset by the repayment of sponsor note of $175,000, and payment of offering costs of $615,690.

As of September 30, 2021, we had $362,203 in our operating bank account. The Company has entered into a promissory note (as detailed in Note 6) with the Sponsor, which has provided the Company with adequate funding prior to the Company's Initial Public Offering.

Prior to the Initial Public Offering we sold Private Placement Warrants for a total of $12,350,000 and received $119,275 in funds transferred from a Promissory Note.

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

We anticipate that the cash held outside of the Trust Account as of September 30, 2021, will be not sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that our plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 23,000,000 shares of Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification ("ASC") 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

Net loss per common share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 15,900,000 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Avista Public Acquisition Corp. II

Date: November 10, 2021	By:	/s/ David Burgstahler
David Burgstahler
Chief Executive Officer

Avista Public Acquisition Corp. II

Date: November 10, 2021	By:	/s/ John Cafasso
John Cafasso
Chief Financial Officer