Form 10-Q/A
period 2021-09-30
Avista Public Acquisition Corp. II
filed 2022-01-12
CIK 1846253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of January 11, 2022, there were 23,000,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 ("Amendment No. 1") to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Avista Public Acquisition Corp. II (the “Company") as of September 30, 2021, for the three months ended September 30, 2021, and for the period from February 5, 2021 (inception) through September 30, 2021, as filed with the Securities and Exchange Commission ("SEC") on November 10, 2021 (the “Original Form 10-Q”).

On November 10, 2021, the Company filed the Original Form 10-Q, which included a Note 2, Revision of Previously Issued Financial Statement, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on August 12, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by revising all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company's management has previously determined that the changes described above were not qualitatively material to the Company's previously issued financial statement and revised such financial statement in Note 2 to its Original Form 10-Q. However, on November 30, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), after discussion with Marcum LLP (“Marcum”), the Company’s independent registered public accounting firm, changed its conclusion on the misstatements in that the qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis to a degree that a revision to its previously issued financial statement is not appropriate. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statement would have been influenced by the inclusion or correction of the foregoing items. As such, the Company is restating its unaudited interim financial statement included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 in this Amendment No. 1 to remove the “Revision to Previously Reported Financial Statement” included in Note 2 as it is no longer applicable.

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting related to accounting for complex financial instruments and that the Company’s disclosure controls and procedures were not effective for the quarterly period ended September 30, 2021. This material weakness, and the Company’s remediation plan with respect to such material weakness, has been added to Item 4 of Part I to this Quarterly Report on Form 10-Q/A.

The Company determined that none of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

AVISTA PUBLIC ACQUISITION CORP. II

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

	Unaudited Condensed Statements of Operations for the Three Months ended September 30, 2021 and for the period from February 5, 2021 (inception) Through September 30, 2021	2

	Unaudited Condensed Statement of Changes in Shareholder’s Deficit for the period from February 5, 2021 (inception) Through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from February 5, 2021 (inception) Through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

Item 4.	CONTROLS AND PROCEDURES	21

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	22

Item 1A.	RISK FACTORS	22

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

Item 3.	DEFAULTS UPON SENIOR SECURITIES	23

Item 4.	MINE SAFETY DISCLOSURES	23

Item 5.	OTHER INFORMATION	23

Item 6.	EXHIBITS	24

SIGNATURES		25

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

Commitments (see Note 6)
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

AVISTA PUBLIC ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period
		from February
		5, 2021
	Three Months	(Inception)
	Ended September	Through September
	30, 2021	30, 2021
Formation and operating costs	$170,579	$180,550
Net loss	$(170,579)	$(180,550)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	12,250,000	4,755,274
Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,399,457	5,155,063
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.02)

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

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.25 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity ("ASC 480").

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

As of September 30, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

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

Net Income (Loss) Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. As the Class A shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net income per ordinary share. As a result, the calculated net income per ordinary share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 15,900,000 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

			For the Period from
	Three Months Ended		February 5, 2021 (Inception) Through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(118,394)	$(52,185)	$(86,633)	$(93,917)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	12,250,000	5,399,457	4,755,274	5,155,063
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 12, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). The Founder Shares include an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On June 16, 2021, the Company transferred 35,000 Class B ordinary shares each to three members of the Company’s board of directors (or 105,000 Class B ordinary shares in total) at their original cost (see Note 7). The underwriters exercised their over-allotment option in full on August 12, 2021; thus, no ordinary shares remain subject to forfeiture (see Note 6).

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

As of September 30, 2021, we had $362,203 in our operating bank account. The Company has entered into a promissory note (as detailed in Note 5) with the Sponsor, which has provided the Company with adequate funding prior to the Company's Initial Public Offering.

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

Net Income (Loss) Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. As the Class A shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net income per ordinary share. As a result, the calculated net income per ordinary share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 15,900,000 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of our financial statements as of September 30, 2021, including this Amendment No. 1, we changed our prior position for the misstatement of redeemable ordinary shares from the Original Form 10-Q. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness in our internal control over financial reporting exists regarding the restatement related to complex financial instruments. As such, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of  September 30, 2021.

Management concluded that a material weakness in internal control over financial reporting exists as of September 30, 2021, relating to the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Company's interim financial statements for the quarter ended September 30, 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the Company’s material weakness identified in its financial reporting period ended September 30, 2021, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on August 11, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on August 11, 2021.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

The Company’s management had previously determined that its Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity. As a result, management corrected the error contained in its financial statements as of August 12, 2021 by including a revision to its previously reported financial statements in Note 2 in the Original Form 10-Q. Following the filing of the Company’s Original Form 10-Q the Company reevaluated the materiality of its misstatement. After discussion and evaluation, the Company concluded that the misstatement related to classification of Class A shares subject to possible redemption are material on a quantitative basis to a degree that a revision to its previously issued financial statements is not appropriate. Accordingly, Company’s financial statements and other financial data as of August 12, 2021 and as of and for the three months ended September 30, 2021 and the period from February 5, 2021 (inception) through September 30, 2021 should be restated. As part of such process, the Company identified a material weakness in our internal control over financial reporting related to our accounting and reporting of complex financial instruments and application of ASC 480-10-S99-3A to our accounting classification of Class A ordinary shares subject to possible redemption. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. If we are unable to remediate our material weaknesses in a timely manner, or if we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline and we may face litigation as a result. We cannot assure you that any measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Avista Public Acquisition Corp. II

Date: January 11, 2022	By:	/s/ David Burgstahler
David Burgstahler
Chief Executive Officer

Avista Public Acquisition Corp. II

Date: January 11, 2022	By:	/s/ John Cafasso
John Cafasso
Chief Financial Officer