Form 10-K
period 2021-12-31
Avista Public Acquisition Corp. II
filed 2022-03-28
CIK 1846253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-40720

AVISTA PUBLIC ACQUISITION CORP. II
(Exact name of registrant as specified in its Charter)

Cayman Islands	98-1584818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 East 55th Street, 18th Floor
New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 593-6900
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	AHPAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	AHPA	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	AHPAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. (See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

The registrant was not a public company as of June 30, 2021 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 25, 2022, there were 23,000,000  shares of the Company’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

AVISTA PUBLIC ACQUISITION CORP. II

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Avista Public Acquisition Corp. II, a blank check company incorporated as a Cayman Islands exempted company on February 5, 2021. References to our “sponsor” refer to Avista Acquisition LP II, a Cayman Islands exempted limited partnership. References to “Avista” refer to Avista Capital Holdings, L.P., a Delaware limited partnership, and its affiliates. References to our “Public Offering” refer to the initial public offering of Avista Public Acquisition Corp. II, which closed on August 12, 2021 (the “IPO Closing Date”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed business combination with the OmniAb Business (as defined below). These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial Business Combination, including our recently announced proposed business combination with the OmniAb Business;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
●	the proceeds of the forward purchase securities being available to us;
●	our potential ability to obtain additional financing to complete our initial Business Combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential Business Combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the Trust Account (as defined herein) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;

●	our financial performance following our Public Offering and prior to the consummation of our initial Business Combination;
●	our ability to develop and maintain an effective system of internal control over financial reporting following our identification of a “material weakness” in our internal control over financial reporting as of September 30, 2021; or
●	the other risk and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in Annual Report on Form 10-K.

When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results and shareholder’s value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and Business Combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and shareholder value are beyond our ability to control or predict.

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless required by law. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

PART I

Item 1.Business

General

We are a blank check company incorporated on February 5, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting solely of cash and/or cash equivalents.

On February 12, 2021, our sponsor, Avista Acquisition LP II, paid $25,000 to cover certain expenses on our behalf in consideration for the issuance of 5,750,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), or approximately $0.004 per share (the “Founder Shares”). In June 2021, our sponsor transferred 35,000 Founder Shares to each of William E. Klitgaard, Lâle White, and Wendel Barr, each of whom serve on our board of directors, at their original per share purchase price.

On August 12, 2021 (the “IPO Closing Date”), we consummated our initial public offering (the “Public Offering”) of 23,000,000 units (the “Units”) of the Company, including 3,000,000 Units issued as a result of the underwriter’s exercise in full of its over-allotment option. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the "Class A ordinary shares" and, together with the Class B ordinary shares, the "ordinary shares"), and one-third of one redeemable warrant of the Company, each whole warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $230,000,000. Substantially concurrently with the closing of our Public Offering, we completed the private sale of 8,233,333 warrants (the “Private Placement Warrants”), at a purchase price of $1.50 per Private Placement Warrant, to our sponsor, generating gross proceeds of $12,350,000. The Private Placement Warrants are identical to the warrants sold as part of the Units in the Public Offering, except that, so long as they are held by our sponsor or its permitted transferees: (i) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial Business Combination and (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

In connection with the consummation of the Public Offering, the Company entered into a forward purchase agreement with our sponsor which provides for the purchase of an aggregate of 10,000,000 Class A ordinary shares plus an aggregate of 3,333,333 redeemable warrants to purchase Class A ordinary shares at $11.50 per share, for an aggregate purchase price of $100,000,000, in the private placement. The obligations under the forward purchase agreement do not depend on whether any Class A ordinary shares are redeemed by the Company’s public shareholders.

The forward purchase securities will be issued in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities will be used as part of the consideration to the sellers in the Company’s initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

On the IPO Closing Date, a total of $235,750,000, comprised of the proceeds from the Public Offering and a portion of the sale of the Private Placement Warrants, were placed in a U.S-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, the proceeds from the Public Offering will not be released from the Trust Account until the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the IPO Closing Date or (b) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; or (iii) the redemption of all of our public shares if we have not completed our initial Business Combination within 18 months from the IPO Closing Date.

On September 27, 2021, we announced that holders of the 23,000,000 Units may elect to separately trade the Class A ordinary shares and warrants comprising the Units commencing September 30, 2021. Those Units not separated will continue to trade on the Nasdaq Capital Market (“Nasdaq”) under the symbol "AHPAU," and each of the Class A ordinary shares and warrants that are separated will trade on Nasdaq under the symbols "AHPA" and "AHPAW," respectively.

While we may acquire a target business in any industry or location, our focus is to acquire and operate a North American or European based healthcare-related business. We expect to target businesses in the healthcare industry that we believe have strong management teams, stable cash flows and robust growth prospects. We believe that we derive significant benefit from our management team and board members (the “APAC team”) as well as our affiliation with Avista Capital Holdings, L.P. (“Avista”). We believe that the APAC team is well positioned to identify attractive acquisition candidates because of their extensive contacts and transaction sources, including a broad list of industry executives, public board members, private owners, wealthy families, private capital managers, private equity funds, investment bankers and other transaction intermediaries. A central component of our acquisition strategy is our management team’s ability to implement value creation initiatives designed to drive shareholder value as they have done in the past for Avista portfolio companies, not all of which have achieved the same level of shareholder value.

Proposed Business Combination

On March 23, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Ligand Pharmaceuticals Incorporated, a Delaware corporation (“Ligand”), OmniAb, Inc., a Delaware corporation and wholly-owned subsidiary of Ligand (“OmniAb” and, together with Ligand, collectively, the “Companies”), and Orwell Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which we will combine with OmniAb, Ligand’s antibody discovery business (the “OmniAb Business”), in a Reverse Morris Trust transaction. Also on March 23, 2022, and in connection with the execution of the Merger Agreement, (a) the Company, Ligand, OmniAb and Merger Sub entered into that certain Employee Matters Agreement (the “Employee Matters Agreement”), (b) OmniAb and our sponsor entered into that certain sponsor insider letter agreement (the “Sponsor Insider Agreement”) with the Company and certain insiders of the Company (the “Insiders”) and (c) we amended and restated that certain forward purchase agreement, dated August 9, 2021, by entering into the amended and restated forward purchase agreement (the “A&R FPA”), by and among the Company, our sponsor and OmniAb.

Immediately prior to the Merger (as defined below) and pursuant to a Separation and Distribution Agreement, dated as of March 23, 2022, among the Company, Ligand and OmniAb (the “Separation Agreement”), Ligand will, among other things and subject to the terms and conditions of the Separation Agreement, transfer the OmniAb Business, including certain related subsidiaries of Ligand, to OmniAb and, in connection therewith, will distribute (the “Distribution”) to Ligand stockholders 100% of the common stock of OmniAb, par value $0.001 (the “OmniAb Common Stock”).

Immediately following the Distribution, in accordance with and subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into OmniAb (the “Merger”), with OmniAb continuing as the surviving company in the Merger and as a wholly-owned subsidiary of the Company.

The Merger Agreement, along with the Separation Agreement and the other transaction documents to be entered into in connection therewith, provides for, among other things, the consummation of the following transactions (collectively, the “OmniAb Business Combination”): (i) we will redomicile by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and with Section 206 of the Cayman Islands Companies Act (As Revised) at least one business day prior to the closing of the proposed OmniAb Business Combination (the “Domestication”), (ii) Ligand will transfer the OmniAb Business (the “Separation”) to its wholly-owned subsidiary, OmniAb, and contribute $15 million in capital thereto (less certain transaction-related and other expenses), and (iii) following the Separation, Ligand will distribute 100% of the shares of OmniAb Common Stock, to Ligand stockholders by way of the Distribution. Following the completion of the foregoing transactions and subject to the satisfaction or waiver of certain other conditions set forth in the Merger Agreement, the parties shall consummate the Merger. The Distribution and Merger are intended to qualify as “tax-free” transactions.

Upon consummation of the proposed OmniAb Business Combination, and after the Domestication, we will have one class of common stock, par value $0.0001 per share (“APAC Common Stock”), which will be listed on Nasdaq under the ticker symbol “OABI”. Our then-outstanding warrants will be listed on Nasdaq under the ticker symbol “OABIW”.

At the time the proposed OmniAb Business Combination is effected (the “Closing”), each share of OmniAb Common Stock outstanding after the Distribution and immediately prior to the effective time of the Merger will be converted into a number of shares of APAC Common Stock based on an exchange ratio determined by reference to a pre-money equity value for OmniAb of $850 million. Holders of OmniAb options, restricted stock units and performance stock units (determined after the Distribution and the division of Ligand equity awards into both Ligand equity awards and OmniAb equity awards pursuant to the Employee Matters Agreement) will have their awards rolled over into equity awards of the Company and adjusted pursuant to the exchange ratio.

In addition, at the Closing, holders of OmniAb Common Stock and equity awards will also receive earnout consideration in the form of an additional 15 million shares of APAC Common Stock (the “OmniAb Earnout Shares”), with 50% of such earnout shares vesting upon the combined company’s achievement of a post-transaction volume-weighted average price (“VWAP”) of $12.50 per share of APAC Common Stock for any 20 trading days over a consecutive 30 trading-day period, and the remainder vesting upon achievement of a post-transaction VWAP of $15 per share of APAC Common Stock for any 20 trading days over a consecutive 30 trading-day period, in each case provided such vesting occurs during the five-year period following the Closing.

In connection with the proposed OmniAb Business Combination, upon the Domestication (i) all issued and outstanding Class A ordinary shares and Class B ordinary shares will convert automatically, on a one-for-one basis, into shares of APAC Common Stock, (ii) all issued and outstanding warrants will convert automatically into warrants to acquire shares of APAC Common Stock and (iii) all issued and outstanding Units will separate and convert automatically into one share of APAC Common Stock and one-third of one warrant to purchase APAC Common Stock.

Pursuant to the A&R FPA, we have agreed that, in connection with the consummation of the proposed OmniAb Business Combination, we will issue and sell to our sponsor 1,500,000 shares of APAC Common Stock and warrants to acquire 1,666,667 shares of APAC Common Stock for an aggregate purchase price of $15.0 million with such purchases to be consummated immediately following the Domestication and prior to the proposed OmniAb Business Combination (the “Forward Purchase”). In addition to the Forward Purchase, our sponsor has agreed to purchase up to an additional 10,000,000 shares of APAC Common Stock (the “Redemption Backstop”) and up to an additional 1,666,667 warrants, for an aggregate additional purchase price of up to $100.0 million, in order to backstop shareholder redemptions to the extent such redemptions would result in the cash proceeds to be received by OmniAb stockholders from the Trust Account to be less than $100.0 million. The A&R FPA also provides that in the event the Merger Agreement is terminated by Ligand under circumstances in which the Termination Fee (as defined in the Merger Agreement) would be payable under the Merger Agreement, Ligand shall pay our sponsor a termination fee of $12.5 million in connection therewith.

The consummation of the proposed OmniAb Business Combination is subject to certain conditions as further described in the Merger Agreement.

For more information about the Merger Agreement and the proposed OmniAb Business Combination, see our Current Report on Form 8-K filed with the SEC on March 24, 2022. Unless specifically stated, this Annual Report does not give effect to the proposed OmniAb Business Combination and does not contain the risks associated with the proposed OmniAb Business Combination.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial Business Combination, build a company in the healthcare sector in the public markets that complements the experience and expertise of the APAC team. Elements of our business strategy include the following:

•

Utilize the extensive sourcing network of the APAC team—We intend to source investment opportunities through our team’s extensive network of healthcare industry executives, board members, private equity investors, wealthy families, commercial banks, investment bankers, advisors, attorneys, accountants and other transaction intermediaries to identify potential investment opportunities. We believe this approach will yield a large number of acquisition candidates. Avista’s distinctive healthcare focused network, coupled with its proactive approach to sourcing, has provided our management team and directors with a flow of referrals that have resulted in numerous transactions for Avista, several of which were proprietary and not available to generalist or less focused participants.

•

Target high-quality businesses in multiple healthcare sub-sectors—The APAC team has experience that spans a variety of different healthcare sub-sectors. We intend to focus primarily on companies in the pharmaceutical, medical device, pharmaceutical and device outsourcing, healthcare technology, healthcare distribution and healthcare related consumer sub-sectors, and intend to target companies we believe to have scalable, protected products and services in non-cyclical sectors with expected long-term sustainable competitive advantages. We believe that companies in the aforementioned targeted sub-sectors are well positioned to benefit from the expected growth in global healthcare spending.

•

Focus on corporate carve-outs as a potential source of transactions—We believe that recent trends in certain healthcare sectors have created unique investment opportunities which we are well-positioned to capitalize on given our management team’s experience in carving-out products and businesses from larger healthcare companies.

•	Seek operational intensive opportunities—We believe that a unique attribute of the APAC team is its strong operating capabilities. The APAC team has experience in:
•	identifying, mentoring and recruiting world-class talent;
•	operating companies and setting and implementing strategies;
•	developing and growing companies, both organically and inorganically, and expanding their sales and business development capabilities, products and geographic footprint; and
•	adding value to companies post acquisition by accelerating their access to additional growth opportunities.
•

Optimize the financial situation of target companies—The APAC team has extensive capital markets and financial capabilities that we believe have added substantial value to a number of target businesses. The APAC team has experience:

•	sourcing, structuring, financing, acquiring, and selling businesses;
•	accessing the capital markets, including financing businesses and helping companies transition to public ownership; and
•	executing transactions in multiple geographies and under varying economic and financial market conditions.

Acquisition Process

Utilizing the processes developed while at Avista, our management team’s emphasis during the due diligence stage will be on how to maximize value, reduce risk and preserve the capital of a potential acquisition. Our team’s due diligence review includes the development of a plan to assess each critical success factor and risk associated with an acquisition opportunity. In an effort to mitigate potential risks, our team has typically conducted extensive due diligence in a variety of areas, including business, finance, competitive analysis, management assessment, accounting, legal, employee benefits, insurance and risk management. The diligence process typically has included:

•

Business diligence: extensive review of the target’s business history, current condition and future prospects. This analysis typically includes a thorough review of the target’s strategy, trends, assets, risks and opportunities and an assessment of its key customers and suppliers;

•

Industry and competitive analysis: assessment of the target’s competition, relative positioning, barriers to entry and cost position. We expect this diligence will benefit from the insight of the APAC team, augmented with other industry experts and third-party consulting firms, as required;

•	Management assessment: detailed evaluation of management including on-site interviews, reference calls and background checks;

•

Financial and accounting review: detailed analysis of the target’s financial condition including accounting policies, quality of earnings and operating trends, capital requirements and tax position. This analysis is typically completed with the assistance of third-party accounting advisors;

•

Legal diligence: thorough investigation of the target’s corporate and tax structure, material contracts, history of and prospects for litigation, potential environmental issues and other material legal matters. This review is typically completed with the assistance of legal advisors;

•

Employee benefits, insurance and risk management diligence: detailed review of the target’s current benefits programs and insurance coverage with a view toward finding opportunities to make improvements and/or lower cost. This review is typically completed with the assistance of third-party advisors.

The APAC team intends to take an active role in seeking to drive value creation. Our approach to operational value creation will require active involvement and close partnership with potential management teams. Blending our team’s financial sophistication, operating perspective and business management skills, we will endeavor to provide a proactive, value added approach which leverages the experiences of our board members. We believe areas for value creation include:

•	Management Enhancements:
•	Industry advisor involvement throughout process
•	Strengthen senior and mid-level management
•	Create road map for future hires
•	Leverage industry contacts and sector focus
•	Strategic Developments:
•	Expansion into new markets (domestic and mature global as well as emerging)
•	New product development
•	Product offering enhancement
•	Consolidation strategies (both for scale as well as access to new markets/customers)
•	Commercial Effectiveness
•	Marketing and sales strategy enhancement
•	Pricing optimization
•	Sales operations process improvements
•	Operational Efficiencies:
•	Organizational restructuring and consolidation
•	Focus on working capital and purchasing efficiencies
•	Selling, general and administrative expense reduction
•	Add-on Acquisitions:

•	Map acquisition and divestiture strategies
•	Identify, approach and evaluate acquisition targets
•	Structure and negotiate deal terms
•	Plan and monitor post-closing integration
•	Creative Financings:
•	Utilize extensive experience and relationships to finance acquisitions in all capital market conditions
•	Optimize financing and structuring efficiency
•	Negotiate, structure and complete financings with private capital, senior and subordinated debt, preferred and public equity offerings
•	Regulatory Insights:
•	Navigate complexity of global regulatory organizations
•	Identify unique corporate opportunities based on regulatory barriers

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into a Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to such Business Combination.

Members of our management team and board of directors may, directly or indirectly, own our ordinary shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate a Business Combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to such Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete an initial Business Combination, including the proposed OmniAb Business Combination. Our amended and restated memorandum and articles of association provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence.

Our officers have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial Business Combination or we have failed to complete a Business Combination within 18 months from the IPO Closing Date. Our officers and directors would continue to be subject to all other fiduciary duties owed to us and our shareholders and no other waivers of their respective fiduciary obligations have been provided to any such officers and directors. We do not have any plan for any waiver of the fiduciary duties of our officers and directors post-Business Combination.

Other Considerations

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions that such Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Avista may become aware of a potential Business Combination opportunity that may be an attractive opportunity for us. However, Avista is not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to us. Avista’s role with respect to our company is primarily passive and advisory in nature. Avista has fiduciary and contractual duties to its investment vehicles and to certain companies in which Avista has invested. As a result, Avista has a duty to offer Business Combination opportunities to certain Avista funds, before we have the opportunity to pursue such transactions, which could have otherwise been attractive Business Combination opportunities for us. Additionally, certain companies in which Avista has invested may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial Business Combination. Transactions of these types may present a conflict of interest because Avista may directly or indirectly receive a financial benefit as a result of such transaction.

Status as a Public Company

We believe our structure will make us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed Business Combination is completed, the target business will effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for an initial Business Combination initially in the amount of $227,700,000, after payment of $8,050,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete an initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Public Offering. We intend to effectuate a Business Combination using cash from the proceeds of the Public Offering and the sale of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to the forward purchase agreement or other forward purchase agreements we may enter into), debt or a combination of the foregoing or other sources. We may seek to complete an initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with such Business Combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-Business Combination company, the payment of principal or interest due on indebtedness incurred in completing such Business Combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our public shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial Business Combination. Other than the forward purchase agreement with our sponsor, we are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative services and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. Some of our officers and directors may enter into employment or consulting agreements with the post-Business Combination company following our initial Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete a Business Combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions that such Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See “Management—Conflicts of Interest.”

Evaluation of a target business and structuring of our initial Business Combination

Nasdaq rules require that we must complete one or more Business Combinations with a total aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding any deferred underwriters’ fees and taxes payable on the interest income earned on the Trust Account at the time of our signing of a definitive agreement in connection with our initial Business Combination). We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm, with respect to the satisfaction of such criteria. In addition, pursuant to Nasdaq rules, any Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our public shareholders’ own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such Business Combination could own less than a majority of our outstanding shares subsequent to such Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test. If our initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our sponsor. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial Business Combination with a target business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such a business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot be certain that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our sponsor.

Lack of business diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot be certain that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot be certain that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot be certain that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq listing rules, shareholder approval would typically be required for our initial Business Combination if, for example:

•	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

•

Any of our directors, officers or substantial security holder (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;
•	the risk that the shareholders would fail to approve the proposed Business Combination;
•	other time and budget constraints of the company; and
•	additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

Permitted purchases and other transactions with respect to our securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial Business Combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information; and (ii) to clear all trades with a designated officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial Business Combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going- private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial Business Combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such shareholder has already submitted a proxy with respect to our initial Business Combination but only if such shares have not already been voted at the general meeting related to our initial Business Combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption rights for public shareholders upon completion of our initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is anticipated to be approximately $10.25 per public share. The per-share amount we will distribute to shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial Business Combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if such Business Combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of our initial Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the IPO Closing Date or with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on redemptions

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of our initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of conducting redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the Nasdaq rules.

If we held a shareholder vote to approve our initial Business Combination, we will, pursuant to our amended and restated memorandum and articles of association:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of our initial Business Combination.

If we seek shareholder approval of our initial Business Combination, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands Law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their Founder Shares and public shares in favor of our initial Business Combination. As a result, in addition to our initial purchaser’s Founder Shares, we would need 8,625,001, or 37.5% (assuming all issued and outstanding shares are voted), or 1,437,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 23,000,000 public shares sold in the Public Offering to be voted in favor of a Business Combination in order to have our initial Business Combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of a Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the IPO Closing Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
•

file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial Business Combination.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage public shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the public shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the public shares without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Tendering share certificates in connection with a tender offer or redemption rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s deposit/withdrawal at custodian system (the “DWAC System”), at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the Business Combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares by means of the DWAC System.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their Business Combination, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial Business Combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for such holder to deliver such holder’s certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the Business Combination during which such holder could monitor the price of the company’s shares in the market. If the price rose above the redemption price, the holder could sell their shares in the open market before actually delivering their shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the Business Combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination, unless otherwise agreed to by us. Furthermore, if a public shareholder delivers its public shares in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate physically or electronically. It is anticipated that the funds to be distributed to public shareholders electing to redeem their shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public shareholders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until 18 months after the IPO Closing Date.

Redemption of public shares and liquidation if no initial business combination

Our amended and restated memorandum and articles of association provides that we will have only 18 months from the IPO Closing Date to consummate a Business Combination. If we have not consummated a Business Combination within 18 months from the IPO Closing Date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate a Business Combination within 18 months from the IPO Closing Date. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to consummate a Business Combination within 18 months from the IPO Closing Date (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete a Business Combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the IPO Closing Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds of the Public Offering held outside the Trust Account plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot be certain that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of the Public Offering and the sale of the Private Placement Warrants held outside of the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by public shareholders upon our dissolution would be $10.25. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot be certain that the actual per-share redemption amount received by shareholders will not be less than $10.25. While we intend to pay such amounts, if any, we cannot be certain that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.25 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot be certain that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.25 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot be certain that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.25 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. At December 31, 2021, we had access to up to $189,971from the proceeds of the Public Offering and the sale of the Private Placement Warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot be certain we will be able to return $10.25 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and our Company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot be certain that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial Business Combination within 18 months from the IPO Closing Date, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the IPO Closing Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial Business Combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of a Business Combination or liquidation if we have not consummated a Business Combination within 18 months from the IPO Closing Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding public warrants and Private Placement Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have seven executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on the status of the proposed OmniAb Business Combination and, if the proposed OmniAb Business Combination is not consummated, whether a different target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Periodic reporting and financial information

Our Units, Class A ordinary shares and warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the United States Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot be certain that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete a Business Combination with such target business.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Parties interested in investing should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and public shareholders could lose all or part of their investments.

Risk Factor Summary

The risk factors summarized below could materially harm our business, financial condition and operating results, impair our future prospects and/or cause the price of our ordinary shares to decline. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

●	The proposed OmniAb Business Combination is subject to the satisfaction of certain conditions, which may not be satisfied on a timely basis, if at all.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our shareholders do not support such a combination.
●	If we seek shareholder approval of our initial Business Combination, our sponsor and members of our management team have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.
●	The requirement that we consummate an initial Business Combination within 18 months of the IPO Closing Date may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets.
●	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.
●	Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities.
●	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per Public Share.
●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.
●	We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
•

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, public shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

•

We may issue additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination.

•	We may face risks related to companies in the healthcare industry.
•

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

•	Public shareholders will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances.
•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•	Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial Business Combination.
•	The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares.
•	We may reincorporate in another jurisdiction in connection with our initial Business Combination and such reincorporation may result in taxes imposed on shareholders.
•

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

•	We may redeem any unexpired warrants prior to their exercise at a time that is disadvantageous to holders, thereby making such warrants worthless.
•	Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we qualify for exemptions from certain corporate governance requirements.
•

Because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. federal courts may be limited.

•

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

•	The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
•

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	We are an exempted company with no operating history and no revenues, and there is no basis on which to evaluate our ability to achieve our business objective.
•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
•	We may become a passive foreign investment company, or “PFIC,” which could result in U.S. federal income tax consequences to U.S. investors.
•

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

•

After our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

The Proposed Business Combination is subject to the satisfaction of certain conditions, which may not be satisfied on a timely basis, if at all.

The consummation of the proposed OmniAb Business Combination is subject to customary closing conditions for transactions involving special purpose acquisition companies, including, among others:

●	the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;
●	receipt of required consents and approvals from certain governmental authorities;
●	no agreement between Ligand or the Company and any governmental authority pursuant to which Ligand or the Company has agreed not to consummate the proposed OmniAb Business Combination shall have been effected;
●	no governmental authority of competent jurisdiction shall have enacted, issued or granted any law (whether temporary, preliminary or permanent), in each case that is in effect and which has the effect of restraining, enjoining or prohibiting the consummation of the proposed OmniAb Business Combination;
●	the Company shall have at least $5,000,001 of net tangible assets as of the Closing;
●	the APAC Common Stock issuable pursuant to the proposed OmniAb Business Combination shall have been approved for listing on Nasdaq, subject to official notice of issuance;
●	Ligand, OmniAb, the Company and Merger Sub shall each have performed and complied in all material respects with the obligations, covenants and agreements required by the Merger Agreement to be performed or complied with by it at or prior to filing, or a later date as agreed to by the parties;
●	customary bring down conditions related to the accuracy of the parties’ respective representations, warranties and pre-Closing covenants in the Merger Agreement;
●	the consummation of the Distribution, Reorganization and other transactions contemplated by the Separation and Distribution Agreement;
●	each of the Company’s and OmniAb’s registration statements to be filed with the SEC shall have become effective;
●	our shareholders’ approval shall have been obtained; and
●	the receipt by Ligand and the Company of certain tax opinions.

In addition, the respective obligations of OmniAb and Ligand to consummate the proposed OmniAb Business Combination is conditioned upon, among other items, the completion of the Forward Purchase and the Redemption Backstop, the resignation of all directors and all executive officers of the Company and the occurrence of the Domestication. Our obligation to consummate the proposed OmniAb Business Combination is also conditioned on there having been no “Material Adverse Effect” on OmniAb since the date of the Merger Agreement. If one or more of these conditions is not satisfied, then the proposed OmniAb Business Combination may not occur.

Our shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial Business Combination if the Business Combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial Business Combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the Business Combination we complete.

Please see the section entitled “Item 1. Business—Shareholders May Not Have the Ability to Approve Our Business Combination” for additional information.

A public shareholder’s only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of its right to redeem its shares from us for cash.

Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, a public shareholder’s only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising its redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination.

If we seek shareholder approval of our initial Business Combination, our sponsor and members of our management team have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

Our sponsor owns, on an as-converted basis, approximately 20% of our outstanding ordinary shares, as of March 25, 2022. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial Business Combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of our initial Business Combination, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares, we would need 8,625,001, or 37.5% (assuming all issued and outstanding shares are voted), or 1,437,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 23,000,000 public shares sold in the Public Offering to be voted in favor of our initial Business Combination in order to have our initial Business Combination approved. Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers in the initial business combination. If the sale of the forward purchase securities does not close, we may lack sufficient funds to consummate our initial business combination.

In connection with the consummation of the Public Offering, we entered into a forward purchase agreement with our sponsor, which provides for the purchase of an aggregate of 10,000,000 Class A ordinary shares plus an aggregate of 3,333,333 redeemable warrants to purchase Class A ordinary shares at $11.50 per share, for an aggregate purchase price of $100,000,000, in a private placement to occur concurrently with the closing of our initial Business Combination. However, if the sale of the forward purchase securities does not close, we may lack sufficient funds to consummate our initial Business Combination. The forward purchase agreement contains customary closing conditions, the fulfillment of which is a condition for our sponsor to purchase the forward purchase securities, including that our initial Business Combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase securities.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into an initial Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of our initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of our initial Business Combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in the Trust Account will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that they would have to wait for liquidation in order to redeem their shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, our public shareholders would not receive their pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If a public shareholder is in need of immediate liquidity, it could attempt to sell its shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, our public shareholders may suffer a material loss on their investments or lose the benefit of funds expected in connection with our redemption until we liquidate or they are able to sell their shares in the open market.

The requirement that we consummate an initial Business Combination within 18 months of the IPO Closing Date may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must consummate a Business Combination within 18 months of the IPO Closing Date. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete a Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

The COVID-19 pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including, without limitation, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. The COVID-19 pandemic has, and a significant outbreak of other infectious diseases could, result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to consummate an initial Business Combination within 18 months of the IPO Closing Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial Business Combination within 18 months after the IPO Closing Date. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the United States and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. Additionally, financial markets may be adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally. If we have not consummated our initial Business Combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.25 per public share, or less than $10.25 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per public share” and other risk factors herein.

If we seek shareholder approval of our initial Business Combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions.

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business—Effecting Our Initial Business Combination—Permitted purchases and other transactions with respect to our securities” for a description of how our sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business—Effecting Our Initial Business Combination—Tendering share certificates in connection with a tender offer or redemption rights.”

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the Private Placement Warrants, if the proposed OmniAb Business Combination is not consummated, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per public share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for the 18 months following the IPO Closing Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial Business Combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial Business Combination.

As of December 31, 2021, we had $189,971available to us outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 18 months following the IPO Closing Date; however, we cannot be certain that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $2,000,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.25 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per public share” and other risk factors herein.

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause public shareholders to lose some or all of their investments.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot ensure that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per Public Share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated an initial Business Combination within 18 months from the IPO Closing Date, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.25 per public share initially held in the Trust Account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.25 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.25 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot be certain that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.25 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our public shareholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by shareholders may be less than $10.25 per share.

The net proceeds of the Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in an interest-bearing Trust Account. The proceeds held in the Trust Account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial Business Combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $235,750,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.25 per share.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.25 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.25 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.25 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per- share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, beginning in January 2022, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the IPO Closing Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial Business Combination within 18 months from the IPO Closing Date, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination. If we have not consummated our Business Combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

If we have not consummated an initial Business Combination within 18 months of the IPO Closing Date, our public shareholders may be forced to wait beyond such 18 months before redemption from our Trust Account.

If we have not consummated an initial Business Combination within 18 months of the IPO Closing Date, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”). In that case, shareholders may be forced to wait beyond 18 months from the IPO Closing Date before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial Business Combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a Business Combination outside of our management’s area of expertise if a Business Combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination target, we cannot be certain that we will adequately ascertain or assess all of the significant risk factors. We also cannot be certain that an investment in our ordinary shares will not ultimately prove to be less favorable to shareholders than a direct investment, if an opportunity were available, in a Business Combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K and the prospectus related to the Public Offering regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, our public shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial Business Combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to- one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of March 25, 2022, there were 477,000,000 and 44,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial Business Combination) at the time of our initial Business Combination as described herein and in our amended and restated memorandum and articles of association. As of March 25, 2022, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to or in connection with our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial Business Combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•

may significantly dilute the equity interest of public shareholders, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
•

could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
•	may not result in adjustment to the exercise price of our warrants.

Unlike some other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial Business Combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial Business Combination) at the time of our initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including the forward purchase shares, but not the forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination and any Private Placement Warrants issued to our sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial Business Combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may only be able to complete one Business Combination with the proceeds of the Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Public Offering and the sale of the Private Placement Warrants provided us $227,700,000 that we may use to complete our initial Business Combination (which excludes up to approximately $8,050,000, after taking into account the deferred underwriting commissions being held in the Trust Account). In addition, we entered into a forward purchase agreement with our sponsor, which provides for the purchase of an aggregate of 10,000,000 Class A ordinary shares plus an aggregate of 3,333,333 redeemable warrants to purchase Class A ordinary shares at $11.50 per share, for an aggregate purchase price of $100,000,000, in a private placement to occur concurrently with the closing of our initial Business Combination. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial Business Combination, expenses in connection with our initial Business Combination or for working capital in the post-transaction company. There can be no assurance that the forward purchase will close.

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may face risks related to companies in the healthcare industry.

Business combinations with businesses in the healthcare industry entail special considerations and risks. If we are successful in completing a Business Combination with a target business in the healthcare industry, we will be subject to, and possibly adversely affected by, the following risks:

•	Competition could reduce profit margins.
•	Our inability to comply with governmental regulations affecting the healthcare industry could negatively affect our operations.
•	An inability to license or enforce intellectual property rights on which our business may depend.
•	The success of our planned business following consummation of our initial Business Combination may depend on maintaining a well-secured business and technology infrastructure.
•

If we are required to obtain governmental approval of our products, the production of our products could be delayed and we could be required to engage in a lengthy and expensive approval process that may not ultimately be successful.

•

Changes in the healthcare related wellness industry and markets for such products affecting our customers or retailing practices could negatively impact customer relationships and our results of operations.

•

The healthcare industry is susceptible to significant liability exposure. If liability claims are brought against us following a Business Combination, it could materially adversely affect our operations.

•	Dependence of our operations upon third-party suppliers, manufacturers or contractors whose failure to perform adequately could disrupt our business.
•	A disruption in supply could adversely impact our business.

Any of the foregoing could have an adverse impact on our operations following a Business Combination. However, our efforts in identifying prospective target businesses will not be limited to the healthcare sector. Accordingly, if we acquire a target business in another industry, the risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Business Combination on the basis of limited information, which may result in an initial Business Combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial Business Combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-Business Combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-Business Combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek Business Combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the Business Combination may not be as successful as we anticipate.

To the extent we complete our initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot be certain that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months of the IPO Closing Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in the Public Offering, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit the proceeds of the Public Offering and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein), may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing (i) the appointment or removal of directors and (ii) continuation of the company in a jurisdiction outside the Cayman Islands, in each case prior to our initial Business Combination, may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares as of March 25, 2022, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which the majority of our public shareholders do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the IPO Closing Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Although we believe that the net proceeds of the Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial Business Combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot be certain that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

Risks Relating to Our Securities

Our public shareholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investments, our public shareholders may be forced to sell their public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the IPO Closing Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (i) the redemption of our public shares if we have not consummated an initial Business Combination within 18 months from the IPO Closing Date, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination within 18 months from the IPO Closing Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate their investment, our public shareholders may be forced to sell their public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot be certain that our securities will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq initial listing requirements, which are more rigorous than Nasdaq continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot be certain that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on Nasdaq, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Our public shareholders are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of the Public Offering and the sale of the Private Placement Warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial Business Combination.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if any shareholder or a “group” of shareholders are deemed to hold Excess Shares, they will lose the ability to redeem all such Excess Shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares, without our prior consent. However, we are not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Shareholders or groups holding Excess Shares inability to redeem the Excess Shares will reduce their influence over our ability to complete our initial Business Combination and they could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, they will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, such shareholder or group will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their shares in open market transactions, potentially at a loss.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or as having acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot be certain that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial Business Combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management.

Holders of our Class A ordinary shares are not entitled to vote on any appointment of directors we hold prior to our initial Business Combination.

Prior to our initial Business Combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our initial Business Combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, public shareholders may not have any say in the management of our company prior to the consummation of an initial Business Combination.

Holders of our warrants will not be permitted to exercise their warrants unless we register and qualify the issuance of the Class A ordinary shares or certain other exemptions are available.

If the issuance of the Class A ordinary shares upon the exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless.

While we have registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act in the registration statement of which the prospectus associated with our Public Offering forms a part, we do not plan on keeping a prospectus current until required to do so pursuant to the terms of the warrant agreement. Pursuant to under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file with the SEC a registration statement (which may be a post-effective amendment to the registration statement of which the prospectus associated with our Public Offering forms a part or any other applicable registration statement) covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot be certain that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that such holder will receive upon cashless exercise will be the number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (as defined below) less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in the Public Offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and holders of public warrants will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial Business Combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems public warrants for securities pursuant to the warrant agreement, holders of public warrants may receive a security in a company of which such holders do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 20 business days of the closing of an initial Business Combination.

The grant of registration rights to our sponsor may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to the registration rights agreement entered into concurrently with the closing of the Public Offering, our sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights are exercisable with respect to the founder shares and the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of such Private Placement Warrants. Pursuant to the forward purchase agreement, we have agreed to use reasonable best efforts (i) to file within 30 days after the closing of the initial Business Combination a registration statement with the SEC for a secondary offering of the forward purchase securities, (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which our sponsor or its assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause us to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the forward purchase agreement provides for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by us. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor or its permitted transferees are registered for resale.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial Business Combination, Public shareholders will be unable to ascertain the merits or risks of any particular target business’s operations.

While we intend to focus our efforts for an initial Business Combination within healthcare sector, we may pursue Business Combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot be certain that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot be certain that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may reincorporate in another jurisdiction in connection with our initial Business Combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial Business Combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may cause a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in any other jurisdictions in which the shareholder or warrant holder is subject to tax. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We may change our place of incorporation to a U.S. tax jurisdiction (the “Domestication”) and such Domestication may result in adverse tax consequences for holders of our Class A ordinary shares or warrants.

U.S. Holders (as defined below) of our Class A ordinary shares or warrants may be subject to U.S. federal income tax as a result of a Domestication. Additionally, non-U.S. Holders (as defined below) of our Class A ordinary shares may become subject to withholding tax on any dividends (including deemed dividends) paid on our New Class A ordinary shares subsequent to the Domestication.

The U.S. federal income tax consequences of a Domestication depend in part upon whether the Domestication qualifies as a “reorganization” within the meaning of Section 368 of the Code (as defined below). Assuming that the Domestication so qualifies, U.S. Holders of our Class A ordinary shares may nevertheless recognize gain or, upon election, income equal to the allocable “all earnings and profits” amount under Section 367(b) of the Code. Furthermore, if we are treated as a “passive foreign investment company,” or PFIC, a U.S. Holder of our Class A ordinary shares (or, if certain proposed Treasury Regulations are finalized in their current form, our warrants) may recognize full gain (but not loss) upon the Domestication under the PFIC rules of the Code.

All holders are urged to consult their tax advisor for the tax consequences of the Domestication to their particular situation. For a more detailed description of the U.S. federal income tax consequences associated with the Domestication, see “Taxation—United States Federal Income Tax Considerations— Consequences of Domestication.”

After our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Public Offering, we may choose to incur substantial debt to complete our initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•	our inability to pay dividends on our Class A ordinary shares;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that public shareholders do not support.

Our sponsor owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that public shareholders do not support, including amendments to our amended and restated memorandum and articles of association. In addition, the founder shares, all of which are held by our initial shareholders, will (i) entitle the holders to elect all of our directors prior to our initial Business Combination and (ii) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two-thirds of the votes of all ordinary shares), entitle the holders to ten votes for every founder share. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than 90% of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. As a result, public shareholders will not have any influence over the appointment of directors or our continuation in a jurisdiction outside the Cayman Islands prior to our initial Business Combination.

If our sponsor purchases any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this prospectus associated with our Public Offering. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, the founder shares, all of which are held by our initial shareholders, will entitle the holders to elect all of our directors prior to our initial Business Combination. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our sponsor.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of the warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without the approval of the public warrant holders.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus associated with our Public Offering, or defective provision or (ii) making any amendments that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents for initial public offerings of special purpose acquisition companies underwritten by bulge bracket investment banks) to allow for the warrants to continue to be classified as equity in our financial statements; provided that no such amendment shall increase the exercise price of the warrants, shorten the exercise period or will, in the aggregate, materially affect the legal rights of registered holders of the then-outstanding public warrants under the warrant agreement, (iii) removing or reducing our ability to redeem the public warrants or (iv) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that in the case of this clause (iv) the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the legal rights of the registered holders of public warrants under the warrant agreement. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or forward purchase warrants or any provision of the warrant agreement with respect to the Private Placement Warrants or forward purchase warrants, 50% of the number of the then outstanding Private Placement Warrants or forward purchase warrants; provided that the warrant agreement may be amended with the vote or written consent of holders of at least 50% of the then outstanding Private Placement Warrants or forward purchase warrants without the consent of any other holder to provide that the Private Placement Warrants or forward purchase warrants (a) will remain Private Placement Warrants or forward purchase warrants, as applicable, when transferred to any party, including parties that are not permitted transferees, or (b) have the same terms as the public warrants, subject to any applicable contractual restrictions or securities law restrictions. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to such warrant holders, thereby making such warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in the warrant agreement) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force holders of public warrants to (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for such holders to do so, (ii) sell their warrants at the then-current market price when such holders might otherwise wish to hold their warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of such holders’ warrants.

The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial Business Combination.

We issued warrants to purchase 7,666,667 Class A ordinary shares as part of the Units sold in the Public Offering. Each Unit contains one-third of one redeemable warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment as provided herein. On September 27, 2021, we announced that holders of the Units sold in the Public Offering may elect to separately trade the Class A ordinary shares and warrants comprising the Units commencing September 30, 2021. Additionally, we sold 8,233,333 Private Placement Warrants at a price of $1.50 per warrant, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $2,000,000 of such loans into up to an additional 1,333,333 Private Placement Warrants, at the price of $1.50 per warrant. We may also issue up to 3,333,333 forward purchase warrants pursuant to the forward purchase agreement. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants were issued upon separation of the units, and only whole units trade. On September 27, 2021, we announced that holders of the Units included in the Public Offering may elect to separately trade the Class A ordinary shares and warrants comprising the Units commencing September 30, 2021. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the consummation of our initial Business Combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described in the warrant agreeement will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, public shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for our shareholders to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a the ability of the board of directors to designate the terms of and issue new series of preference shares and the fact that prior to the completion of our initial Business Combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Since only holders of our founder shares will have the right to vote on the appointment of directors, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we qualify for exemptions from certain corporate governance requirements.

Prior to the initial Business Combination, only holders of our founder shares will have the right to vote on the appointment of directors. As a result, Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;
•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and are in compliance with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, public shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Risks Relating to Our Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial Business Combination. None of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to their other business activities, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial Business Combination. In addition, we do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after our initial Business Combination, however, remains to be determined. Although some of our key personnel serve in senior management or advisory positions following our initial Business Combination, it is likely that most, if not all, of the management of the target business will remain in place. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement entered into substantially concurrently with the closing of the Public Offering, our sponsor, upon and following consummation of an initial Business Combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management—Officers and Directors.”

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that shareholders should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance.” Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination as set forth in “Item 1. Business—Effecting Our Initial Business Combination—Evaluation of a Target Business and Structuring of Our Initial Business Combination” ” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Avista is not under any obligation to source any potential opportunities for our initial Business Combination. Avista has a duty to offer Business Combination opportunities to certain Avista funds before we have the opportunity to pursue such transactions, which could have otherwise been attractive Business Combination opportunities for us.

Avista may become aware of a potential Business Combination opportunity that may be an attractive opportunity for our company. However, Avista is not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our company or provide any other services to our company. Avista’s role with respect to our company is expected to be primarily passive and advisory in nature. Avista has fiduciary and contractual duties to its investment vehicles and to certain companies in which Avista has invested. As a result, Avista has a duty to offer Business Combination opportunities to certain Avista funds before we have the opportunity to pursue such transactions, which could have otherwise been attractive Business Combination opportunities for us. Additionally, certain companies in which Avista has invested may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial Business Combination. Transactions of these types may present a conflict of interest because Avista may directly or indirectly receive a financial benefit as a result of such transaction.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to public shares they may have acquired during after the Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial Business Combination.

On February 12, 2021, our sponsor paid $25,000 to cover certain expenses on our behalf in consideration for issuance of 5,750,000 Class B ordinary shares, or approximately $0.004 per share. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. Prior to the closing of the Public Offering, our sponsor transferred 35,000 Class B ordinary shares to each of William E. Klitgaard, Lâle White and Wendel Barr, each of whom serve on our board of directors. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial Business Combination. In addition, our sponsor purchased an aggregate of 8,233,333 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($11,000,000 in the aggregate or $12,350,000 if the underwriters’ over-allotment option is exercised in full), in a private placement that closed simultaneously with the closing of the Public Offering. If we do not consummate an initial Business Combination within 18 months from the closing of the Public Offering, the Private Placement Warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 18-month anniversary of the closing of the Public Offering nears, which is the deadline for our consummation of an initial Business Combination.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Any litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial Business Combination and may negatively affect our reputation, which may impede our ability to complete an initial Business Combination.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such Business initial Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future Business Combinations may be effected;

•	exchange listing and/or delisting requirements;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	local or regional economic policies and market conditions;
•	unexpected changes in regulatory requirements;
•	longer payment cycles;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	underdeveloped or unpredictable legal or regulatory systems;
•	corruption;
•	protection of intellectual property;
•	social unrest, crime, strikes, riots and civil disturbances;
•	regime changes and political upheaval;
•	terrorist attacks, natural disasters and wars; and
•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial Business Combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the Business Combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a Business Combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

General Risk Factors

We are an exempted company with no operating history and no revenues, and potential investors have no basis on which to evaluate our ability to achieve our business objective.

We are an exempted company, incorporated under the laws of the Cayman Islands. Because we lack an operating history, potential investors have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any Business Combination that we may consummate. Public shareholders should not rely on the historical record of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our units, Class A ordinary shares or warrants who or that is for U.S. federal income tax purposes (i) an individual who is a citizen or resident of the United States, (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia or (iii) an estate or trust the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source (a “U.S. Holder”), such U.S Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception and the timing of our initial Business Combination which generally provides that a corporation will not be a PFIC for the first taxable year the corporation has gross income (the “Start-Up Year”), if (i) no predecessor of the corporation was a PFIC, (ii) the corporation satisfies the Internal Revenue Service (the “IRS”) that it will not be a PFIC for either of the first two taxable years following the Start-Up Year and (iii) the corporation is not in fact a PFIC for either of those years. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year and our status as a PFIC for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year we will endeavor to provide, upon written request, to a U.S. Holder such information as the IRS may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a qualified electing fund (“QEF”) election in respect of our Class A ordinary shares, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules, including the potential unavailability of the start-up exception and the making of a protective QEF election.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equal or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

Our management had previously determined that its Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity. As a result, management corrected the error contained in its financial statements as of August 12, 2021 by including a revision to its previously reported financial statements in Note 2 in our Quarterly Report on Form 10-Q as of September 30, 2021, for the three months ended September 30, 2021, and for the period from February 5, 2021 (inception) through September 30, 2021, as filed with the SEC on November 10, 2021 (the “Original Form 10-Q”). Following the filing of the Company’s Original Form 10-Q the Company reevaluated the materiality of its misstatement. After discussion and evaluation, the Company concluded that the misstatement related to classification of Class A shares subject to possible redemption are material on a quantitative basis to a degree that a revision to its previously issued financial statements is not appropriate. Accordingly, our financial statements and other financial data as of August 12, 2021 and as of and for the three months ended September 30, 2021 and the period from February 5, 2021 (inception) through September 30, 2021 should be restated. As part of such process, we identified a material weakness in our internal control over financial reporting related to our accounting and reporting of complex financial instruments and application of ASC 480-10-S99-3A to our accounting classification of Class A ordinary shares subject to possible redemption. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. If we are unable to remediate our material weaknesses in a timely manner, or if we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline and we may face litigation as a result. We cannot be certain that any measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

There have been and may in the future be changes to current accounting practices for SPACs, which could result in further changes to our financial statements and disclosures, and which could have a material adverse impact.

Recently, there have been changes to the accepted accounting for SPACs. For example, on April 12, 2021, the staff of the SEC issued the SEC Staff Statement, which resulted in the warrants and other related instruments issued by many SPACs, including us, being classified as liabilities rather than equity. Further changes in the accepted accounting treatment of features related to SPACs may occur in the future. Changes or differing interpretations in the accepted accounting practices related to SPACs could result in the recognition of additional accounting errors in previously issued financial statements, further restatements of previously issued audited financial statements, the filing of notices that previously issued financial statements may not be relied upon, and additional findings of material weaknesses and significant deficiencies in internal controls over financial reporting, all or any of which could have a material adverse impact on us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at 65 East 55th St., 18th Floor, New York, NY 10022. The cost for this space is included in the $10,000 per month fee that we will pay an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our Units began trading on Nasdaq on August 10, 2021. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. On September 27, 2021, we announced that holders of our Units could elect to separately trade the Class A ordinary shares and redeemable warrants included in the Units on September 30, 2021. Any Units not separated continue to trade on Nasdaq under the symbol "AHPAU." Any underlying Class A ordinary shares and warrants that were separated trade on Nasdaq under the symbols "AHPA" and "AHPAW," respectively. Each warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described in our final prospectus dated August 9, 2021, which was filed with the SEC on August 11, 2021. Only whole warrants may be exercised for Class A ordinary shares and will become exercisable on the later of 30 days after the completion of our initial Business Combination or 12 months after the IPO Closing Date. Our warrants expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation as described in "Item 1. Business."

(b) Holders

At March 25, 2022, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary shares, two holders of record of our warrants and four holders of record of our Class B ordinary shares.

(c) Dividends

We have not paid any cash dividends on our Class A ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

e) Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On February 12, 2021 our Sponsor purchased 5,750,000 Class B ordinary shares for $25,000, or approximately $0.004 per share. In July 2021, our Sponsor transferred 35,000 Founder Shares to each of William E. Klitgaard, Lâle White, and Wendel Barr, each of whom serve on our board of directors, at their original purchase price. Our Public Offering was consummated on August 12, 2021.

Simultaneously with the consummation of our Public Offering, our sponsor purchased from the Company an aggregate of 8,233,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant (or an aggregate purchase price of $12,350,000. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination (except pursuant to limited exceptions to our officers and directors and other persons or entities affiliated with the initial purchasers of the private placement warrants, as described in the registration statement related to the Public Offering in the section titled “Principal Shareholders—Transfers of Founder Shares and Private Placement Warrants”). The private placement warrants will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units being sold in this offering.

The sales of the above securities by the Company were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On August 12, 2021, we consummated our Public Offering of 23,000,000 Units at a price of $10.00 per Unit. Our Public Offering did not terminate before all of the securities registered in our registration statement were sold. Credit Suisse Securities (USA) LLC acted as underwriter for the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-257177). The SEC declared the registration statement effective on August 9, 2021. Through December 31, 2021, we incurred $13,662,256 for costs and expenses related to the Public Offering. Additionally, at the closing of the Public Offering, we paid a total of $4,600,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer the payment of $8,050,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination, if consummated. Prior to the closing of the Public Offering, our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were repaid upon completion of the Public Offering out of the $600,000 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. Other than such loans, no payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus, dated August 9, 2021, filed with the SEC on August 11, 2021.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $8,050,000 in underwriting commissions, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from the Public Offering and the sale of the Private Placement Warrants were $237,150,000, of which $235,750,000 (or $10.25 per share sold in the Public Offering) was placed in the trust account.

Item 6. [Reserved].

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 5, 2021 as a Cayman Island exempted company and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our “Business Combination”. We intend to effectuate our initial Business Combination using cash from the proceeds of our Public Offering and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Recent Developments

On March 23, 2022, we entered into the Merger Agreement, pursuant to which we will consummate the proposed OmniAb Business Combination. Also on March 23, 2022, and in connection with the execution of the Merger Agreement, (a) the Company, Ligand, OmniAb and Merger Sub entered into the Employee Matters Agreement, (b) OmniAb and our sponsor entered into the Sponsor Insider Agreement with the Company and the Insiders and (c) we amended and restated that certain forward purchase agreement, dated August 9, 2021, by entering into the A&R FPA, by and among the Company, our sponsor and OmniAb.

Agreement and Plan of Merger

At the Closing, each share of OmniAb Common Stock outstanding after the Distribution and immediately prior to the effective time of the Merger will be converted into a number of shares of APAC Common Stock based on an exchange ratio determined by reference to a pre-money equity value for OmniAb of $850 million. Holders of OmniAb options, restricted stock units and performance stock units (determined after the Distribution and the division of Ligand equity awards into both Ligand equity awards and OmniAb equity awards pursuant to the Employee Matters Agreement) will have their awards rolled over into equity awards of the Company and adjusted pursuant to the exchange ratio.

In addition, at the Closing, holders of OmniAb Common Stock and equity awards will also receive the OmniAb Earnout Shares, with 50% of such earnout shares vesting upon the combined company’s achievement of a post-transaction VWAP of $12.50 per share of APAC Common Stock for any 20 trading days over a consecutive 30 trading-day period, and the remainder vesting upon achievement of a post-transaction VWAP of $15 per share of APAC Common Stock for any 20 trading days over a consecutive 30 trading-day period, in each case provided such vesting occurs during the five-year period following the Closing.

In connection with the proposed OmniAb Business Combination, upon the Domestication (i) all issued and outstanding Class A ordinary shares and Class B ordinary shares will convert automatically, on a one-for-one basis, into shares of APAC Common Stock, (ii) all issued and outstanding warrants will convert automatically into warrants to acquire shares of APAC Common Stock and (iii) all issued and outstanding Units will separate and convert automatically into one share of APAC Common Stock and one-third of one warrant to purchase APAC Common Stock.

Separation and Distribution Agreement

On March 23, 2022, in connection with the execution of the Merger Agreement, we entered into the Separation Agreement with OmniAb and Ligand, pursuant to which, among other things, (i) Ligand will undertake a series of internal reorganization and restructuring transactions to effect the transfer of its (direct or indirect) ownership of the OmniAb Business to OmniAb in the Separation and (ii) immediately prior to the Merger and after the Separation, Ligand will distribute 100% of the outstanding shares of OmniAb Common Stock to Ligand’s stockholders in the Distribution.

The Separation Agreement also sets forth other agreements among Ligand and OmniAb related to the Separation, including provisions concerning the termination and settlement of intercompany accounts and the obtaining of necessary governmental approvals and third-party consents. The Separation Agreement also sets forth agreements that will govern certain aspects of the relationship between Ligand and OmniAb after the Distribution, including provisions with respect to release of claims, indemnification, access to financial and other information and access to and provision of records.

Employee Matters Agreement

On March 23, 2022, in connection with the execution of the Merger Agreement, the Company, Ligand, OmniAb and Merger Sub entered into the Employee Matters Agreement, which will provide for employee-related matters in connection with the transaction, including allocation of benefit plan assets and liabilities between Ligand and OmniAb, treatment of incentive equity awards in the Distribution and the proposed OmniAb Business Combination and related covenants and commitments of the parties. Each existing Ligand equity award will generally be split into (i) a new Ligand equity award and (ii) a new OmniAb equity award, with any accrued value in the original Ligand equity award split between such awards based on the relative post-Closing values of Ligand and OmniAb.

Sponsor Insider Agreement

On March 23, 2022, in connection with the execution of the Merger Agreement, OmniAb and our sponsor entered into the Sponsor Insider Agreement with the Company and the Insiders, pursuant to which, among other things, the Insiders agreed to vote any of our securities held by them to approve the proposed OmniAb Business Combination and the other Company shareholder matters required pursuant to the Merger Agreement, and not to seek redemption of any of their Company securities in connection with the consummation of the proposed OmniAb Business Combination. Pursuant to the Sponsor Insider Agreement, our sponsor also agreed to subject up to 1,916,667 Earnout Founder Shares (as defined in the Sponsor Insider Agreement), to the same price-based vesting conditions as the OmniAb Earnout Shares.

Amended and Restated Forward Purchase Agreement

On March 23, 2022, in connection with the execution of the Merger Agreement, we entered into the A&R FPA with the Sponsor and OmniAb. Pursuant to the A&R FPA, we have agreed that, in connection with the consummation of the proposed OmniAb Business Combination, we will issue and sell to our sponsor 1,500,000 shares of APAC Common Stock and warrants to acquire 1,666,667 shares of APAC Common Stock for an aggregate purchase price of $15.0 million with such purchases to be consummated immediately following the Domestication and prior to the proposed OmniAb Business Combination (the “Forward Purchase”). In addition to the Forward Purchase, our sponsor has agreed to purchase up to an additional 10,000,000 shares of APAC Common Stock (the “Redemption Backstop”) and up to an additional 1,666,667 warrants, for an aggregate additional purchase price of up to $100.0 million, in order to backstop shareholder redemptions to the extent such redemptions would result in the cash proceeds to be received by OmniAb stockholders from the Trust Account to be less than $100.0 million. The A&R FPA also provides that in the event the Merger Agreement is terminated by Ligand under circumstances in which the Termination Fee (as defined in the Merger Agreement) would be payable under the Merger Agreement, Ligand shall pay our sponsor a termination fee of $12.5 million in connection therewith.

Certain Other Transaction Documents

Certain additional agreements will be entered into in connection with the transactions contemplated by the Merger Agreement, the Separation Agreement and the other agreements described above, including, among others:

●	a Tax Matters Agreement by and among Ligand, OmniAb and the Company, which governs, among other things, Ligand’s, OmniAb’s and the Company’s respective rights, responsibilities and obligations with respect to taxes, tax attributes and the preparation and filing of tax returns and responsibility for and preservation of the expected tax-free status of the transactions contemplated by the Separation Agreement and the Merger Agreement; and certain other tax matters;
●	an Amended and Restated Registration and Stockholder Rights Agreement by and among the Company, our sponsor and the other parties signatory thereto, pursuant to which our the Registration Rights Agreement (as defined herein) will be amended and restated in order to, among other things, provide certain equityholders of OmniAb as of immediately prior to the Closing of the proposed OmniAb Business Combination with customary registration rights;
●	a Transition Services Agreement by and between Ligand and OmniAb, pursuant to which Ligand will, on a transitional basis, provide OmniAb with certain support services and other assistance after the Closing; and
●	a Transition Services Agreement by and between Ligand and OmniAb, pursuant to which OmniAb will, on a transitional basis, provide Ligand with certain support services and other assistance after the Closing.

The consummation of the proposed OmniAb Business Combination is subject to certain conditions as further described in the Merger Agreement.

For more information about the Merger Agreement and the proposed OmniAb Business Combination, see our Current Report on Form 8-K filed with the SEC on March 24, 2022.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 5, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, identifying a target company for a Business Combination and related activities. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents derived from the Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 5, 2021 (inception) through December 31, 2021, we had a net loss of $516,442 which resulted entirely from formation and operating costs.

Liquidity and Capital Resources

For the period from February 5, 2021 (inception) through December 31, 2021, net cash used in operating activities was $1,136,926, which was due to our net loss of $516,442 and by changes in prepaid expenses of $744,542, offset by changes in accounts payable of $15,440 due to related party of $884 and changes in accrued expenses of $107,734.

For the period from February 5, 2021 (inception) through December 31, 2021, net cash used in investing activities was $235,750,000, which was due to the investment of cash into the Trust Account.

For the period from February 5, 2021 (inception) through December 31, 2021, net cash provided by financing activities was $237,076,897, which was due to proceeds from Public Offering, net of underwriter's discounts paid of $225,400,000, proceeds from sale of Private Placement Warrants of $12,350,000, proceeds from sponsor note of $175,000, proceeds from the issuance of Class B ordinary shares to the Sponsor of $25,000, partially offset by the repayment of sponsor note of $175,000, and payment of offering costs of $698,103.

On August 12, 2021, we consummated the Public Offering of 23,000,000 units, including 3,000,000 Units that were issued pursuant to the underwriter's exercise of its over-allotment option in full, at $10.00 per unit, generating gross proceeds of $230,000,000. Each unit consisted of one Class A ordinary share (the "Public Shares"), $0.0001 par value, and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share.

Simultaneously with the closing of the Public Offering, the Sponsor purchased an aggregate of 8,233,333 Private Placement Warrants, including 900,000 Private Placement Warrants that were issued pursuant to the underwriter's exercise of its over-allotment option in full, at a price of $1.50 per unit ($12,350,000 in the aggregate). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Public Offering held in the Trust Account. If we do not complete our initial Business Combination within 18 months from the IPO Closing Date, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

As of December 31, 2021, the Company had $189,971 in cash held outside of the Trust Account and a working capital surplus of $496,302. The Company anticipates that the cash held outside of the Trust Account as of December 31, 2021 will be not sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that the Company's plans to consummate an initial  Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Contractual Obligations

Promissory Note - Related Party

On February 12, 2021, the Company issued an unsecured promissory note to the sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Public Offering. The Company's sponsor paid certain offering costs totaling $55,725, which was included in the outstanding balance of the Promissory Note as of March 22, 2021, and the Company borrowed $119,275 on June 23, 2021. On August 12, 2021, the Company repaid the outstanding balance under the Promissory Note of $175,000.

Administrative Support Agreement

The Company entered into an agreement, commencing on August 9, 2021, to pay an affiliate of the sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. Under this agreement, $46,129 of expenses were incurred during the period from February 5, 2021 (inception)  through December 31, 2021.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate, upon the closing of the Public Offering and exercise of the over-allotment in full on August 12, 2021. In addition, $0.35 per unit, or $8,050,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Forward Purchase Agreement

In connection with the consummation of the Public Offering, the Company entered into a forward purchase agreement with our sponsor which provides for the purchase of an aggregate of 10,000,000 Class A ordinary shares plus an aggregate of 3,333,333 redeemable warrants to purchase Class A ordinary shares at $11.50 per share, for an aggregate purchase price of $100,000,000, in the private placement. The obligations under the forward purchase agreement do not depend on whether any Class A ordinary shares are redeemed by the Company’s public shareholders.

The forward purchase securities will be issued in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities will be used as part of the consideration to the sellers in the Company’s initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

All of the 23,000,000 shares of Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 15,900,000 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the period from February 5, 2021 (inception) through December 31, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Avista Public Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Avista Public Acquisition Corp. II (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from February 5, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 5, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY
March 25, 2022

AVISTA PUBLIC ACQUISITION CORP. II

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Current assets:
Cash	$189,971
Prepaid expenses	744,542
Total current assets	934,513
Cash held in trust account	235,750,000
TOTAL ASSETS	$236,684,513

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$15,440
Accrued expenses	107,734
Accrued offering costs	314,153
Due to related party	884
Total current liabilities	438,211
Deferred underwriting fee payable	8,050,000
TOTAL LIABILITIES	8,488,211

Commitments (see Note 6)
Class A ordinary shares, $0.0001 par value, subject to possible redemption; 23,000,000 shares at redemption value	235,750,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(7,554,273)
Total Shareholders' Deficit	(7,553,698)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$236,684,513

The accompanying notes are an integral part of these financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$516,442
Net loss	$(516,442)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	9,857,143
Basic and diluted net loss per share, Class A ordinary shares	$(0.03)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,321,429
Basic and diluted net loss per share, Class B ordinary shares	$(0.03)

The accompanying notes are an integral part of these financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	9,232,604	—	9,232,604
Proceeds from sale of Private Placement Warrants to the Sponsor (net of offering costs)	—	—	—	—	12,298,375	—	12,298,375
Re-measurement of Class A ordinary shares to redemption value	—	—	—	—	(21,555,404)	(7,037,831)	(28,593,235)
Net loss	—	—	—	—	—	(516,442)	(516,442)
Balance at December 31, 2021	—	$—	5,750,000	$575	$—	$(7,554,273)	$(7,553,698)

The accompanying notes are an integral part of these financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(516,442)
Changes in operating assets and liabilities:
Prepaid expenses	(744,542)
Accounts payable	15,440
Due to related party	884
Accrued expenses	107,734
Net cash used in operating activities	(1,136,926)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(235,750,000)
Net cash used in investing activities	(235,750,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from initial public offering, net of underwriter's discount paid	225,400,000
Proceeds from sale of Private Placement Warrants	12,350,000
Proceeds from Sponsor note	175,000
Repayment of Sponsor note	(175,000)
Payment of offering costs	(698,103)
Net cash provided by financing activities	237,076,897

Net change in cash	189,971
Cash - beginning of period	—
Cash - end of period	$189,971

Non-cash investing and financing activities
Re-measurement of Class A ordinary shares to redemption value	$28,593,235
Offering costs included in accrued offering costs	$314,153
Deferred underwriting fee payable	$8,050,000

The accompanying notes are an integral part of these financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $13,662,256 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, and $1,012,256 of other offering costs. In addition, as of December 31, 2021, cash of $189,971 is held outside of the Trust Account (as defined below) and is available for the payment of accrued offering costs and for working capital purposes.

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

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.25 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption was recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

The Company has until 18 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

NOTES TO FINANCIAL STATEMENTS

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

Liquidity

As of December 31, 2021, the Company had $189,971 in cash held outside of the Trust Account and a working capital surplus of $496,302. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or if the Company becomes obligated to redeem a significant number of public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Of the total proceeds from the Initial Public Offering and sale of the Private Placement Warrants, an amount of approximately $2 million was deposited in an operating account for the Company's working capital needs. The amounts held in the operating account are not  expected to provide the Company with sufficient funds to meet its operational and liquidity obligations over the next twelve months.

Going Concern Consideration

As of December 31, 2021, the Company had $189,971 in cash held outside of the Trust Account and a working capital surplus of $496,302. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company's plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,813,334)
Issuance costs allocated to Class A ordinary shares	(13,029,901)
Plus:
Accretion of carrying value to redemption value	28,593,235
Class A ordinary shares subject to possible redemption	$235,750,000

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $13,662,256 as a result of the Initial Public Offering (consisting of $4,600,000 of cash underwriting discounts, $8,050,000 in deferred underwriting fees and $1,012,256 of other offering costs). As such, the Company recorded $13,029,901 of offering costs as a reduction of temporary equity and $632,355 of offering costs as a reduction of permanent equity in connection with the issuance of the Units in the Initial Public Offering and the Private Placement Warrants.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 5, 2021, the evaluation was performed for the 2021 tax year which will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statement.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Period from February 5,
	2021 (inception) Through
	December 31, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(335,384)	$(181,058)
Denominator:
Basic and diluted weighted average shares outstanding	9,857,143	5,321,429
Basic and diluted net loss per share	$(0.03)	$(0.03)

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the period from February 5, 2021 (inception) through December 31, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 12, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). The Founder Shares include an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the holders of the Founder Shares will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On June 16, 2021, the Company transferred 35,000 Class B ordinary shares each to three members of the Company’s board of directors (or 105,000 Class B ordinary shares in total) at their original cost (see Note 7). The underwriters exercised their over-allotment option in full on August 12, 2021; thus, no ordinary shares remain subject to forfeiture (see Note 6).

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

Administrative Support Agreement

The Company entered into an agreement, commencing on August 9, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. Under this agreement, $46,129 of expenses were incurred during the period from February 5, 2021 (inception) through December 31, 2021.

Due to Related Party

Due to related party consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company and are payable on demand.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s sponsor or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, it may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the Company’s trust account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Company’s sponsor, its affiliates or any members of the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. As of December 31, 2021, there was no balance outstanding under the Working Capital Loans.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, including 23,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding, and the holders of the Founder Shares own, on an as-converted basis, 20% of the Company’s issued and outstanding shares.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

The Company accounts for the 15,900,000 warrants issued in connection with the Initial Public Offering (including 7,666,667 Public Warrants and 8,233,333 Private Placement Warrants), and will account for the 3,333,333 Forward Purchase Warrants to be issued in connection with the initial Business Combination, in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the items disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 14, 2022, the Company entered into a promissory note pursuant to the Working Capital Loans terms as outlined in Note 5 with the Sponsor (the “Sponsor Working Capital Loan”) to which the Company could borrow up to an aggregate of $750,000. The Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date that the winding up of the Company is effective. The unpaid principal balance on the Sponsor Working Capital Loan may be convertible into warrants at the option of the Sponsor at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On March 15, 2022, the Company drew down $500,000 under the Sponsor Working Capital Loan.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Proposed Business Combination

On March 23, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Ligand Pharmaceuticals Incorporated, a Delaware corporation (“Ligand”), OmniAb, Inc., a Delaware corporation and wholly-owned subsidiary of Ligand (“OmniAb” and, together with Ligand, collectively, the “Companies”), and Orwell Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which we will combine with OmniAb, Ligand’s antibody discovery business (the “OmniAb Business”), in a Reverse Morris Trust transaction. Also on March 23, 2022, and in connection with the execution of the Merger Agreement, (a) the Company, Ligand, OmniAb and Merger Sub entered into that certain Employee Matters Agreement (the “Employee Matters Agreement”), (b) OmniAb and our sponsor entered into that certain sponsor insider letter agreement (the “Sponsor Insider Agreement”) with the Company and certain insiders of the Company (the “Insiders”) and (c) we amended and restated that certain forward purchase agreement, dated August 9, 2021, by entering into the amended and restated forward purchase agreement (the “A&R FPA”), by and among the Company, our sponsor and OmniAb.

Immediately prior to the Merger (as defined below) and pursuant to a Separation and Distribution Agreement, dated as of March 23, 2022, among the Company, Ligand and OmniAb (the “Separation Agreement”), Ligand will, among other things and subject to the terms and conditions of the Separation Agreement, transfer the OmniAb Business, including certain related subsidiaries of Ligand, to OmniAb and, in connection therewith, will distribute (the “Distribution”) to Ligand stockholders 100% of the common stock of OmniAb, par value $0.001 (the “OmniAb Common Stock”).

Immediately following the Distribution, in accordance with and subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into OmniAb (the “Merger”), with OmniAb continuing as the surviving company in the Merger and as a wholly-owned subsidiary of the Company.

The Merger Agreement, along with the Separation Agreement and the other transaction documents to be entered into in connection therewith, provides for, among other things, the consummation of the following transactions (collectively, the “OmniAb Business Combination”): (i) we will redomicile by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and with Section 206 of the Cayman Islands Companies Act (As Revised) at least one business day prior to the closing of the proposed OmniAb Business Combination (the “Domestication”), (ii) Ligand will transfer the OmniAb Business (the “Separation”) to its wholly-owned subsidiary, OmniAb, and contribute $15 million in capital thereto (less certain transaction-related and other expenses), and (iii) following the Separation, Ligand will distribute 100% of the shares of OmniAb Common Stock, to Ligand stockholders by way of the Distribution. Following the completion of the foregoing transactions and subject to the satisfaction or waiver of certain other conditions set forth in the Merger Agreement, the parties shall consummate the Merger. The Distribution and Merger are intended to qualify as “tax-free” transactions.

Upon consummation of the proposed OmniAb Business Combination, and after the Domestication, we will have one class of common stock, par value $0.0001 per share (“APAC Common Stock”), which will be listed on Nasdaq under the ticker symbol “OABI”. Our then-outstanding warrants will be listed on Nasdaq under the ticker symbol “OABIW”.

At the time the proposed OmniAb Business Combination is effected (the “Closing”), each share of OmniAb Common Stock outstanding after the Distribution and immediately prior to the effective time of the Merger will be converted into a number of shares of APAC Common Stock based on an exchange ratio determined by reference to a pre-money equity value for OmniAb of $850 million. Holders of OmniAb options, restricted stock units and performance stock units (determined after the Distribution and the division of Ligand equity awards into both Ligand equity awards and OmniAb equity awards pursuant to the Employee Matters Agreement) will have their awards rolled over into equity awards of the Company and adjusted pursuant to the exchange ratio.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

In addition, at the Closing, holders of OmniAb Common Stock and equity awards will also receive earnout consideration in the form of an additional 15 million shares of APAC Common Stock (the “OmniAb Earnout Shares”), with 50% of such earnout shares vesting upon the combined company’s achievement of a post-transaction volume-weighted average price (“VWAP”) of $12.50 per share of APAC Common Stock for any 20 trading days over a consecutive 30 trading-day period, and the remainder vesting upon achievement of a post-transaction VWAP of $15 per share of APAC Common Stock for any 20 trading days over a consecutive 30 trading-day period, in each case provided such vesting occurs during the five-year period following the Closing.

In connection with the proposed OmniAb Business Combination, upon the Domestication (i) all issued and outstanding Class A ordinary shares and Class B ordinary shares will convert automatically, on a one-for-one basis, into shares of APAC Common Stock, (ii) all issued and outstanding warrants will convert automatically into warrants to acquire shares of APAC Common Stock and (iii) all issued and outstanding Units will separate and convert automatically into one share of APAC Common Stock and one-third of one warrant to purchase APAC Common Stock.

The consummation of the proposed OmniAb Business Combination is subject to certain conditions as further described in the Merger Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness in our internal control over financial reporting exists related to the Company’s accounting for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As such, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021.

Management’s Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the Company’s material weakness identified in its financial reporting period ended December 31, 2021, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are as follows:

Name	Age	Position
Thompson Dean	63	Executive Chairman and Director
David Burgstahler	53	President, Chief Executive Officer and Director
Sriram Venkataraman	49	Executive Vice President
Robert Girardi	40	Executive Vice President
Amanda Heravi	47	Investor Relations Officer
John Cafasso	49	Chief Financial Officer
Benjamin Silbert	51	General Counsel
William E. Klitgaard	69	Director
Lâle White	66	Director
Wendel Barr	60	Director

Thompson Dean has served as a Director since our inception and as the Executive Chairman of our board of directors since February 12, 2021. Mr. Dean is a Managing Partner and Chairman of Avista and has served in various capacities at Avista since its founding in 2005. From 1995 to 2005, Mr. Dean served as Co-Managing Partner of DLJMB and was Chairman of the investment committees of DLJMB I, DLJMB II, DLJMB III and DLJ Growth Capital Partners. Mr. Dean currently serves on the board of directors of Cooper Consumer Health, National Spine & Pain Centers, eMolecules, Probo Medical and Vision Healthcare. Mr. Dean previously served on the board of directors of Acino International AG, Charles River Laboratories, ConvaTec Group, Fisher Scientific, Nycomed, Trimb Healthcare, VWR and Zest Dental Solutions. Mr. Dean is a former trustee of Choate Rosemary Hall and The Eaglebrook School. Mr. Dean received a B.A. from the University of Virginia, where he was an Echols Scholar, and an M.B.A. with high distinction from Harvard Business School, where he was a Baker Scholar. We believe that Mr. Dean’s executive level management experience at Avista, board and advisory experience with other companies in and outside of the healthcare industry and his extensive experience in the areas of finance, strategy, international business transactions and mergers and acquisitions makes him well-qualified to serve as a member of our board of directors.

David Burgstahler has served as a Director since our inception and as our President and Chief Executive Officer since February 12, 2021. Mr. Burgstahler is a Managing Partner and Chief Executive Officer of Avista and has served in various capacities at Avista since its founding in 2005. Prior to forming Avista, he was a Partner of DLJMB from 2004 to 2005 and served in various capacities at DLJMB and its affiliates from 1995 to 2005. Prior to DLJMB, Mr. Burgstahler worked at Andersen Consulting (now known as Accenture) and McDonnell Douglas (now known as Boeing). He currently serves as on the board of directors of Cosette Pharmaceuticals, Inform Diagnostics, RVL Pharmaceuticals (NASDAQ: RVL), United BioSource Corporation, XIFIN and other private company boards. Mr. Burgstahler also previously served on the board of directors of AngioDynamics (NASDAQ: ANGO), Acino International AG, Armored AutoGroup, BioReliance Corp., ConvaTec Group, Focus Diagnostics, Inc., INC Research Holdings (NASDAQ: INCR), Lantheus Holdings, MPI Research, Inc., Strategic Partners, LLC, Visant Corp., WideOpenWest (NYSE: WOW) and Warner Chilcott PLC (NASDAQ: WCRX). Mr. Burgstahler received a B.S. in Aerospace Engineering from the University of Kansas and an M.B.A. from Harvard Business School. We believe that Mr. Burgstahler’s extensive experience serving as a director for a diverse group of private and public companies, including those in the healthcare industry, makes him well-qualified to serve as a member of our board of directors.

Sriram Venkataraman has been our Executive Vice President since February 12, 2021. Mr. Venkataraman is currently a Partner at Avista and originally joined Avista in 2007. Prior to joining Avista, Mr. Venkataraman was a Vice President in the Healthcare Investment Banking group at Credit Suisse which he joined in 2001. Prior to Credit Suisse, Mr. Venkataraman worked at GE Healthcare (formerly known as GE Medical Systems). Mr. Venkataraman currently serves on the board of directors of Cosette Pharmaceuticals, eMolecules, Inform Diagnostics, National Spine & Pain Centers, Probo Medical, RVL Pharmaceuticals (NASDAQ: RVL), Solmetex and XIFIN and has previously served as s director of AngioDynamics (NASDAQ: ANGO), Lantheus Holdings (NASDAQ: LNTH), OptiNose (NASDAQ: OPTN) and Zest Dental Solutions. Mr. Venkataraman received a M.S. in Electrical Engineering from the University of Illinois, Urbana- Champaign and an M.B.A. with honors from The Wharton School at the University of Pennsylvania.

Robert Girardi has been our Executive Vice President since February 12, 2021. Mr. Girardi is currently a Partner at Avista and originally joined Avista in 2010. Prior to joining Avista, Mr. Girardi was a Senior Associate at Quadrangle Group where he focused on private equity investments in the media and communications industries. Prior to joining Quadrangle, Mr. Girardi was an Associate at Bear Stearns Merchant Banking where he focused on private equity investments across a range of industries. Mr. Girardi also worked as an Analyst in the investment banking division at J.P. Morgan. Mr. Girardi currently serves on the board of directors of GCM Holding Corporation, ACP Northern Holdings and United BioSource Corporation and previously served on the board of directors of Arcadia Consumer Healthcare, DataBank Holdings, MPI Research, Inc. and Telular Corporation. Mr. Girardi received a B.S. with highest distinction in business administration from the University of North Carolina at Chapel Hill and an M.B.A. with honors from The Wharton School at the University of Pennsylvania, where he was a Palmer Scholar.

Amanda Heravi has been our Investor Relations Officer since February 12, 2021. Ms. Heravi is the Head of Investor Relations at Avista and was one of the founding members of Avista in 2005. Prior to Avista, Ms. Heravi was the Director of Finance and Administration at Dorset Capital Management, which she joined in 1999, where she was responsible for investor relations and the financial, operational and administrative aspects of the fund. Prior to Dorset, Ms. Heravi worked at Montgomery Securities. Ms. Heravi received a B.A. from the University of California, Berkeley.

John Cafasso has been our Chief Financial Officer since February 12, 2021. Mr. Cafasso joined Avista in 2011. Prior to joining Avista, Mr. Cafasso was in the asset management division of Credit Suisse from 2001 to 2011, where he was responsible for the accounting and reporting for Credit Suisse’s direct private equity funds. Prior to joining Credit Suisse, Mr. Cafasso was a Manager at KPMG, LLP in the financial services practice. Mr. Cafasso is a Certified Public Accountant and received a B.B.A. degree from Hofstra University.

Benjamin Silbert has been our General Counsel and Secretary since February 12, 2021. Mr. Silbert is the Chief Administrative Officer and General Counsel at Avista and was one of the founding members of Avista in 2005. Prior to joining Avista, Mr. Silbert was at DLJMB from 2001 to 2005. While at DLJMB, Mr. Silbert acted as internal counsel on a number of investments and divestitures, in addition to fund and partnership matters. Prior to joining DLJMB, Mr. Silbert was a lawyer in the private equity and mergers and acquisitions practice groups of Morgan, Lewis & Bockius LLP, which he joined in 1996. Mr. Silbert received a B.A. from Haverford College and a J.D. from Columbia Law School.

William E. Klitgaard has served as a Director since the completion of our Public Offering. Mr. Klitgaard is an operating executive at Avista, where was retained in 2020. Mr. Klitgaard has over two decades of experience leading and advising healthcare businesses in the Healthcare IT and outsourced pharma services space. Mr. Klitgaard most recently served as President of Enlighten Health, a division of LabCorp (NYSE:LH) that focuses on innovation and creation of new information-based services utilizing core assets of LabCorp and Covance, Inc. Previously, he spent 19 years at Covance, one of the world’s largest contract research organizations, where he served for three years as Corporate Senior Vice President and Chief Information Officer, and nearly twelve years as Corporate Senior Vice President and Chief Financial Officer. Prior to his time at Covance, Mr. Klitgaard held finance leadership positions at Kenetech Corporation, a wind turbine manufacturer, and Consolidated Freightways, Inc., a freight service and logistics company. Mr. Klitgaard currently serves as a director and chairman of the audit committee of Syneos Health, Inc. (NASDAQ: SYNH), since March 2017, as a director of Inform Diagnostics, since December 2019 and as a director of XIFIN, Inc. (“XIFIN”) since January 2020. Mr. Klitgaard previously served as a director of Liaison Technologies, Bioclinica, Inc. and Certara, L.P. Mr. Klitgaard earned a B.A. in economics from the University of California at Berkeley, and a Master’s degree from the Sloan Management School, Massachusetts Institute of Technology. We believe that Mr. Klitgaard’s extensive experience leading and advising healthcare businesses makes him well- qualified to serve as a member of our board of directors.

Lâle White has served as a Director since the completion of our Public Offering. Ms. White is the Executive Chairman, Chief Executive Officer and founder of XIFIN, a health information technology company that leverages diagnostic information to improve the quality and economics of healthcare. Ms. White founded XIFIN in 1997 and has over 25 years of experience in information systems development and medical billing. Ms. White lectures extensively on these topics and has consulted for major laboratories and laboratory associations throughout the U.S. Ms. White worked with HCFA and the U.S. Office of the Inspector General to develop the first OIG Model Compliance Program. She has chaired the state and federal contractor committees for California Clinical Laboratory Association for years, maintaining a working relationship with the Medicare Administrative Contractors and Department of Health and Human Services. Ms. White was previously Vice President of Finance of Laboratory Corporation of America, one of the largest clinical reference laboratories in the United States, and its predecessor National Health Laboratories, where she led the software development of several accounts receivable, inventory, cost accounting and financial management systems for the laboratory industry. Ms. White currently serves as a director of Cardiff Oncology, Inc. (NASDAQ: CRDF) and previously served as a director of bioTheranostics while it was a BioMerieux subsidiary and CombiMatrix Corporation, until its acquisition by Invitae Corporation in 2017. Ms. White has a B.A. in finance and an M.B.A. from Florida International University. We believe that Ms. White’s extensive executive experience with the strategic, financial and operational requirements of healthcare organizations makes her well-qualified to serve as a member of our board of directors.

Wendel Barr has served as a Director since the completion of our Public Offering. Mr. Barr has over 25 years of experience on the leading edge in the medical devices and life sciences industries. From September 2017 through November 2019, Mr. Barr was the Chief Executive Officer, President and director of Vium, Inc., a translational medicine and biotechnology company focused on improving the success of drug development through the creation of more precise and reproducible disease models. Prior to Vium, Mr. Barr was the Chief Executive Officer and director of Synteract, Inc., a full service, global contract research organization dedicated to the clinical research needs of biotechnology, medical device and pharmaceutical companies. Prior to Synteract, Mr. Barr was at Covance from 2000 through 2011, where he had multiple roles, including Chief Operating Officer and Executive Vice President. Prior to Covance, Wendel Barr was Vice President and General Manager at Marconi Medical Systems and also held several positions of increasing responsibility with GE Healthcare including General Manager from 1984 to 1999. Mr. Barr earned a B.S. in Electronics Engineering from DeVry University and a M.B.A. from National University. We believe that Mr. Barr’s extensive experience leading companies in the medical devices and life sciences space makes him well-qualified to serve as a member of our board of directors.

Number and terms of office of officers and directors

Our board of directors consists of five members. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our Business Combination and holders of our Public Shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended if approved by holders of at least 90% of our outstanding ordinary shares entitled to vote thereon. Each of our directors holds office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the remaining directors of our board or by a majority of the holders of our ordinary shares (or, prior to our Business Combination, a majority of the holders of our founder shares).

Pursuant to an agreement entered into in connection with the Public Offering, our sponsor, upon and following consummation of a Business Combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Klitgaard and Mr. Barr are “independent directors” as defined in the Nasdaq listing standards applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors. Under Rule 10A-3(b)(1)(iv)(A) under the Exchange Act and Nasdaq listing rule 5615(b)(1), a company listing in connection with its initial public offering is permitted to phase in its compliance with the independent committee requirements. We intend to rely on the phase-in exceptions set forth in Rule 10A-3(b)(1)(iv)(A) under the Exchange Act and Nasdaq listing rule 5615(b)(1).

Audit committee

Mr. Klitgaard, Mr. Barr and Ms. White serve as members of our audit committee. Our board of directors has determined that each of Mr. Klitgaard and Mr. Barr are independent under the Nasdaq listing standards and applicable SEC rules. Mr. Klitgaard serves as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent within one year of the listing of our Class A ordinary shares. Each member of the audit committee is financially literate and our board of directors has determined that each of Mr. Klitgaard and Mr. Barr qualify as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of the Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Public Offering; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating committee

The members of our nominating committee are Mr. Klitgaard, Mr. Barr and Ms. White. Mr. Klitgaard serves as chairman of the nominating committee. Under the Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors or select director nominees by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate. Our board of directors has determined that each of Mr. Klitgaard and Mr. Barr are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for selecting director nominees

The guidelines for selecting nominees, which are specified in a charter adopted by us, generally will provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;
•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation committee

The members of our compensation committee are Mr. Klitgaard, Mr. Barr and Ms. White. Mr. Klitgaard serves as chairman of the compensation committee.

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Mr. Klitgaard and Mr. Barr are independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our President’s, Chief Financial Officer’s and Chief Executive Officer’s compensation, evaluating our President’s, Chief Financial Officer’s and Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our President, Chief Financial Officer and Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation committee interlocks and insider participation

Aside from Mr. Burgstahler and Mr. Venkataraman, who sit on the compensation committee of XIFIN, where Ms. White serves as the Chief Executive Officer, none of our executive officers currently serves, and in the past year has not served, (i) as a member of the compensation committee of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers with the following exception: Mr. Cafasso failed to file a Form 3 on the effective date of the registration statement first registering our securities under Section 12 of the Exchange Act and such form was filed on the next day.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
•	directors should not improperly fetter the exercise of future discretion;
•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Avista manages several investment vehicles, and we expect that Avista will raise additional funds and/or successor funds in the future, which may be during the period in which we are seeking our Business Combination. The Avista funds and their portfolio companies may compete with us for acquisition opportunities. In particular, Avista funds currently manage 16 portfolio companies focused on the healthcare industry. These portfolio companies may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition. However, we do not expect to directly compete with these Avista entities in seeking our Business Combination, primarily due to the anticipated differences in the expected size of the equity investment by any such Avista entity in an acquisition and by us in our Business Combination; the later stage of Avista's investment in many of these entities; and the public nature of our acquisition strategy. In addition, all of our officers and certain of our directors have fiduciary and contractual duties to Avista. As a result, these officers and directors may have a duty to offer acquisition opportunities to certain Avista funds or their portfolio companies subject to their fiduciary duties as a matter of Cayman Islands law. If these funds decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. In addition, investment ideas generated within Avista may be suitable for both us and for a current or future Avista fund or portfolio company and may be directed to such fund or portfolio company rather than to us, subject to applicable fiduciary duties. Neither Avista nor members of our management team who are also employed by Avista have any obligation to present us with any opportunity for a potential Business Combination of which they become aware solely in their capacities as officers or managing directors of Avista. Avista and/or our management, in their capacities as officers or managing directors of Avista or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future Avista investment vehicles, or third parties, before they present such opportunities to us, subject to applicable fiduciary duties. Avista will determine which entity will be allocated any such business opportunity based on a number of factors, including the size of the target business and potential synergies with existing businesses. We do not expect these duties to present a significant conflict of interest with our search for a Business Combination. Avista's traditional private equity activities typically involve investing in private companies, and while Avista will often take companies public, it typically invests in those entities several years prior to an initial public offering, not at the time of such offering.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our Business Combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s business	Affiliation
Thompson Dean	Avista Capital Holdings, L.P. Cooper Consumer Health eMolecules National Spine & Pain Centers Probo Medical Vision Healthcare N.V. Lenox Hill Neighborhood Association Museum of the City of New York	Investments Consumer Healthcare Tech Enabled Chemicals Procurement Platform Pain Management Healthcare Nonprofit Nonprofit	Managing Partner and Chairman Director Director Director Director Director Director

David Burgstahler	Avista Capital Holdings, L.P. Cosette Pharmaceuticals Inform Diagnostics, Inc. RVL Pharmaceuticals United BioSource Corporation XIFIN, Inc.	Investments Pharmaceuticals Healthcare Diagnostics Pharmaceuticals Pharmaceuticals Healthcare Information Technology	Managing Partner and Chief Executive Officer Director Director Director Director Director

Sriram Venkataraman	Avista Capital Holdings, L.P. Cosette Pharmaceuticals eMolecules Inform Diagnostics, Inc. National Pain & Spine Centers Probo Medical RVL Pharmaceuticals Solmetex XIFIN, Inc.	Investments Pharmaceuticals Tech Enabled Chemicals Procurement Platform Healthcare Diagnostics Pain Management Healthcare Pharmaceuticals Dental Medical Devices Healthcare Information Technology	Partner Director Director Director Director Director Director Director Director

Robert Girardi	Avista Capital Holdings, L.P. ACP Northern Holdings GCM Holding Corporation United BioSource Corporation	Investments Pharmaceutical Research Manufacturing Pharmaceuticals	Partner Director Director Director

Amanda Heravi	Avista Capital Holdings, L.P.	Investments	Head of Investor Relations

John Cafasso	Avista Capital Holdings, L.P.	Investments	Chief Financial Officer

Benjamin Silbert	Avista Capital Holdings, L.P.	Investments	General Counsel and Chief Administrative Officer

William E. Klitgaard	Avista Capital Holdings, L.P. Syneos Health, Inc. Inform Diagnostics, Inc. XIFIN, Inc.	Investments Healthcare Healthcare Diagnostics Healthcare Information Technology	Operating Executive Director Director Director

Lâle White	XIFIN, Inc. Cardiff Oncology	Healthcare Information Technology Oncology Therapeutics	Chief Executive Officer and Chairman of the Board of Directors Director

Wendel Barr	—	—	—

Potential investors should also be aware of the following other potential conflicts of interest:

•

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full- time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•	Our sponsor subscribed for founder shares prior to the Public Offering and purchased Private Placement Warrants in a transaction that closed simultaneously with the Public Offering.
•

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and Public Shares held by them in connection with (i) the completion of our Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our Public Shares if we do not complete our Business Combination within 18 months from the IPO Closing Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if we fail to complete our Business Combination within the prescribed time frame. If we do not complete our Business Combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our Business Combination and (B) subsequent to our Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the Private Placement Warrants will not be transferable until 30 days following the completion of our Business Combination. Because each of our executive officers and directors will own ordinary shares or Warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our Business Combination.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our Business Combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions that such Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our Business Combination. Further, commencing on the date our securities are first listed on Nasdaq, we will also reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. We cannot be certain that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval of our Business Combination, we will complete our Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and Public Shares in favor of our Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of Public Shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate a Business Combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions. We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. Since the IPO Closing Date and until the earlier of consummation of our Business Combination and our liquidation, we will reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to a Business Combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating a Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our Business Combination.

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Business Combination, including the proposed OmniAb Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Business Combination will be a determining factor in our decision to proceed with any Business Combination, including the proposed OmniAb Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us as of March 25, 2022 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
•	each of our executive officers and directors; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as they are not exercisable within 60 days of March 25, 2022.

	Number of
	shares beneficially		Percentage of Outstanding
Name and address of beneficial owner(1)	owned(2)		Ordinary Shares
Avista Acquisition LP II (our sponsor)(2)	5,645,000	(3)	19.6%
Thompson Dean(2)	5,645,000	(3)	19.6%
David Burgstahler(2)	5,645,000	(3)	19.6%
Beryl Capital Management LLC(4)	1,716,936	(4)	7.5%
Polar Asset Management Partners Inc.(5)	1,549,998	(5)	6.7%
Citadel Advisors LLC(6)	1,417,784	(6)	6.2%
HGC Investment Management Inc.(7)	1,386,830	(7)	6.0%
Integrated Core Strategies (US) LLC(8)	1,269,543	(8)	5.5%
Sriram Venkataraman	—		—
Robert Girardi	—		—
Amanda Heravi	—		—
John Cafasso	—		—
Benjamin Silbert	—		—
William E. Klitgaard(2)	35,000		*
Lâle White(2)	35,000		*
Wendel Barr(2)	35,000		*
All officers, directors and director nominees as a group (10 individuals)	5,750,000		20%

*Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 65 East 55th Street, 18th Floor, New York, NY 10022.
(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our Business Combination. Excludes Class A ordinary shares issuable pursuant to the forward purchase agreement, as such shares will only be issued concurrently with the closing of our Business Combination.

(3)

The shares reported above are held in the name of our sponsor. Mr. Dean and Mr. Burgstahler may be deemed to beneficially own shares held by our sponsor by virtue of their shared control over Avista Acquisition GP LLC II, which is the general partner of our sponsor. Each of Messrs. Dean and Burgstahler disclaims beneficial ownership of our ordinary shares held by our sponsor.

(4)

Based solely on the Amendment No. 1 to the Schedule 13G filed jointly on February 14, 2022, by (i) Beryl Capital Management LLC (“Beryl”), (ii) Beryl Capital Management LP (“Beryl GP”), (iii) Beryl Capital Partners II LP (only 1,525,428 shares) (the “Partnership”) and (iv) David A. Witkin (collectively, the “Filers”). Each filer has shared voting and dipositive power of the shares held (except for the Partnership which only shares voting and dispositive control over 1,525,428 shares). Each Filer disclaims beneficial ownership of the shares except to the extent of that person’s pecuniary interest therein. The address of the shareholder, as reported in the Schedule 13G is 1611 S. Catalina Ave., Suite 309, Redondo Beach, CA 90277.

(5)

Based solely on the Schedule 13G filed on February 7, 2022 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) and certain managed accounts (together with PMSMF, the “Polar Vehicles”) with respect to the Shares (as defined below) directly held by the Polar Vehicles. The business address of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(6)

Based solely on the Amendment No. 1 to the Schedule 13G jointly filed on February 14, 2022, by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), CALC IV LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin with respect to the Company’s Class A ordinary shares owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The business address for all reporting persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(7)

Based solely on the Schedule 13G filed on February 14, 2022 by HGC Investment Management Inc., a company incorporated under the laws of Canada, which serves as the investment manager to The HGC Fund LP, an Ontario limited partnership (the “Fund”), with respect to the Shares held by HGX Investment Management Inc. on behalf of the Fund. The business address for HGC Investment Management Inc. is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.

(8)

Based solely on the Schedule 13G filed jointly on August 16, 2021 by (i) Integrated Core Strategies (US) LLC, a Delaware limited liability company (“Integrated Core Strategies”), beneficial owner of 250,000 of the Company’s Class A ordinary shares; (ii) Riverview Group LLC, a Delaware limited liability company (“Riverview Group”), beneficial owner of 650,000 of the Company’s Class A ordinary shares; and (iii) ICS Opportunities, Ltd., an exempted company organized under the laws of the Cayman Islands (“ICS Opportunities”), beneficial owner of 369,543 of the Company’s Class A ordinary shares, which together with the Class A ordinary shares beneficially owned by Integrated Core Strategies and Riverview Group represented 1,269,543 of the Company’s Class A ordinary shares outstanding. Millennium International Management LP, a Delaware limited partnership (“Millennium International Management”), is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of the managing member of Integrated Core Strategies and Riverview Group and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. Millennium Management is also the general partner of the 100% owner of ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Group Management LLC, a Delaware limited liability company (“Millennium Group Management”), is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. The managing member of Millennium Group Management is a trust of which Israel A. Englander, a United States citizen (“Mr. Englander”), currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies, Riverview Group and ICS Opportunities. The address of the principal business office of each of Integrated Core Strategies, Riverview Group, ICS Opportunities, Millennium International Management, Millennium Management, Millennium Group Management, and Mr. Englander is 399 Park Avenue, New York, New York 10022.

Our sponsor and initial shareholders beneficially own 20% of the issued and outstanding ordinary shares and have the right to appoint all of our directors prior to our Business Combination. Holders of our Public Shares will not have the right to appoint any directors to our board of directors prior to our Business Combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our Business Combination.

Our sponsor has agreed (a) to vote any founder shares and Public Shares held by it in favor of any proposed Business Combination and (b) not to redeem any founder shares or Public Shares held by it in connection with a shareholder vote to approve a proposed Business Combination.

In connection with the consummation of the Public Offering, we entered into a forward purchase agreement with our sponsor, which provides for the purchase of an aggregate of 10,000,000 Class A ordinary shares plus an aggregate of 3,333,333 redeemable warrants to purchase Class A ordinary shares at $11.50 per share, for an aggregate purchase price of $100,000,000, in a private placement to occur concurrently with the closing of our Business Combination. The obligations under the forward purchase agreement do not depend on whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase securities will be issued only in connection with the closing of the Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our Business Combination, expenses in connection with our Business Combination or for working capital in the post-transaction company.

Our sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

Prior to the Public Offering, on February 12, 2021, our sponsor paid $25,000 to cover certain expenses on our behalf in consideration for issuance of 5,750,000 Class B ordinary shares, or approximately $0.004 per share. In July 2021, our sponsor transferred 35,000 Class B ordinary shares to each of William E. Klitgaard, Lâle White and Wendel Barr, each of whom serve on our board of directors. The number of Founder Shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of the Public Offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Public Offering except that the Founder Shares are subject to certain rights and transfer restrictions, as described in further detail below, and are automatically converted into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained in the Company's amended and restated memorandum and articles of association.

Private Placement Warrants

Simultaneously with the closing of the Public Offering, our sponsor purchased an aggregate of 8,233,333 Private Placement Warrants for a purchase price of $1.50, or $12,350,000 in the aggregate. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial Business Combination.

If the Company does not complete a Business Combination within 18 months after the IPO Closing Date, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Company's Class A ordinary shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

Forward Purchase Agreement

In connection with the consummation of the Public Offering, we entered into a forward purchase agreement with our sponsor, which provides for the purchase of an aggregate of 10,000,000 Class A ordinary shares plus an aggregate of 3,333,333 redeemable warrants to purchase Class A ordinary shares at $11.50 per share, for an aggregate purchase price of $100,000,000, in a private placement to occur concurrently with the closing of our Business Combination. The obligations under the forward purchase agreement do not depend on whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase securities will be issued only in connection with the closing of the Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our Business Combination, expenses in connection with our Business Combination or for working capital in the post-transaction company.

Registration Rights

Holders of the Founder Shares and Private Placement Warrants hold registration rights pursuant to a registration rights agreement, dated as of August 9, 2021 (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands that the Company register under the Securities Act the Private Placement Warrants and the Class A ordinary shares underlying the Private Placement Warrants and the Class B ordinary shares. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed by the Company subsequent to its completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Registration Rights Agreement provides that that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

In connection with the transactions contemplated by the Merger Agreement, at the Closing the Registration Rights Agreement will be amended and restated in order to, among other things, provide certain equityholders of OmniAb, as of immediately prior to the consummation of the proposed OmniAb Business Combination, with customary registration rights.

Pursuant to the forward purchase agreement, we have agreed to use reasonable best efforts (i) to file within 30 days after the closing of the initial Business Combination a registration statement with the SEC for a secondary offering of the forward purchase securities, (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which our sponsor or its assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause us to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the forward purchase agreement provides for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by us. We will bear the cost of registering these securities.

On March 23, 2022, in connection with the execution of the Merger Agreement, we entered into the A&R FPA with our sponsor and OmniAb. Pursuant to the A&R FPA, we have agreed that, in connection with the consummation of the proposed OmniAb Business Combination, we will issue and sell to our sponsor 1,500,000 shares of APAC Common Stock and warrants to acquire 1,666,667 shares of APAC Common Stock for an aggregate purchase price of $15.0 million with such purchases to be consummated immediately following the Domestication and prior to the proposed OmniAb Business Combination (the “Forward Purchase”). In addition to the Forward Purchase, our sponsor has agreed to purchase up to an additional 10,000,000 shares of APAC Common Stock (the “Redemption Backstop”) and up to an additional 1,666,667 warrants, for an aggregate additional purchase price of up to $100.0 million, in order to backstop shareholder redemptions to the extent such redemptions would result in the cash proceeds to be received by OmniAb stockholders from the Trust Account to be less than $100.0 million. The A&R FPA also provides that in the event the Merger Agreement is terminated by Ligand under circumstances in which the Termination Fee (as defined in the Merger Agreement) would be payable under the Merger Agreement, Ligand shall pay our sponsor a termination fee of $12.5 million in connection therewith.

Administrative Services Agreement

On August 9, 2021, the Company entered into an Administrative Services Agreement to pay monthly recurring expenses of $10,000 for office space, administrative and support services to an affiliate of our Sponsor. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

Related Party Notes

Between Inception and the IPO Closing Date, our sponsor loaned the Company $300,000 in unsecured promissory notes. The funds were used to pay up-front expenses associated with the Public Offering. These notes were non-interest bearing and were repaid in full to our sponsor at the IPO Closing Date.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combination opportunities. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with our Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company's board of directors, would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Klitgaard and Mr. Barr are “independent directors” as defined in Rule 10A-3 of the Exchange Act and the rules of Nasdaq. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

For the Year
Ended December
31, 2021
Audit Fees(1)	$72,312
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total	$72,312
1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under "Audit Fees." These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15. Exhibits.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

2.1†

Agreement and Plan of Merger, dated as of March, 23, 2022, by and among Avista Public Acquisition Corp. II, Ligand Pharmaceuticals Incorporated, OmniAb, Inc. and Orwell Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

2.2

Separation and Distribution Agreement, dated as of March 23, 2022, by and among Avista Public Acquisition Corp. II, Ligand Pharmaceuticals Incorporated and OmniAb, Inc. (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed by the Company on July 28, 2021).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed by the Company on July 28, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by the Company on July 28, 2021).
4.4*	Description of Securities.
10.1

Warrant Agreement, dated August 9, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.2

Investment Management Trust Agreement, dated August 9, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10. of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.3

Registration Rights Agreement, dated August 9, 2021, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.4

Private Placement Warrants Purchase Agreement, dated August 9, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.5

Administrative Services Agreement, dated August 9, 2021, between the Company and an affiliate of the Sponsor (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.6

Form of Letter Agreements, dated August 9, 2021, between the Company and each of its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.7

Form of Indemnity Agreements, dated August 9, 2021, between the Company and each of its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.8

Forward Purchase Agreement, dated August 9, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.9

Securities Subscription Agreement, dated February 12, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed by the Company on July 28, 2021).

10.10

Promissory Note, dated as of March 14, 2022, issued by the Company to the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).

10.11

Sponsor Insider Agreement, dated March 23, 2022, by and among OmniAb, Inc., Avista Public Acquisition Corp. II and the other parties signatory thereto (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.12

Amended and Restated Forward Purchase Agreement, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Avista Acquisition LP II and OmniAb, Inc. (incorporated by reference to Exhibit 2.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.13†

Employee Matters Agreement, dated as of March 23, 2022, by and among Ligand Pharmaceuticals Incorporated, Avista Public Acquisition Corp. II, OmniAb, Inc. and Orwell Merger Sub Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

† Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to e requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in New York City, New York on the 25th day of March, 2022.

AVISTA PUBLIC ACQUISITION CORP. II

By:	/s/ David Burgstahler
Name: David Burgstahler Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ David Burgstahler	President and Chief Executive Officer,
David Burgstahler	Director	March 25, 2022
(Principal Executive Officer)

/s/ John Cafasso	Chief Financial Officer
John Cafasso	(Principal Financial and Accounting Officer)	March 25, 2022

/s/ Thompson Dean
Thompson Dean	Executive Chairman	March 25, 2022

/s/ William E. Kiltgaard
William E. Klitgaard	Director	March 25, 2022

/s/ Lâle White
Lâle White	Director	March 25, 2022

/s/ Wendel Barr
Wendel Barr	Director	March 25, 2022