Form 10-Q
period 2022-03-31
Avista Public Acquisition Corp. II
filed 2022-05-20
CIK 1846253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	AHPAU	Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	AHPA	Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	AHPAW	Nasdaq Stock Market LLC

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

As of May 20, 2022, there were 23,000,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

AVISTA PUBLIC ACQUISITION CORP. II

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2022 and for the period from February 5, 2021 (inception) Through March 31, 2021	2

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the period from February 5, 2021 (inception) through March 31, 2022	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2022 and for the period from February 5, 2021 (inception) Through March 31, 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

Item 4.	CONTROLS AND PROCEDURES	27

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	28

Item 1A.	RISK FACTORS	28

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

Item 3.	DEFAULTS UPON SENIOR SECURITIES	29

Item 4.	MINE SAFETY DISCLOSURES	29

Item 5.	OTHER INFORMATION	29

Item 6.	EXHIBITS	30

SIGNATURES		31

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AVISTA PUBLIC ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$434,629	$189,971
Prepaid expenses	664,180	744,542
Total current assets	1,098,809	934,513
Investments held in Trust Account	235,801,285	235,750,000
TOTAL ASSETS	$236,900,094	$236,684,513

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$370,376	$15,440
Accrued expenses	3,196,562	107,734
Accrued offering costs	314,153	314,153
Convertible promissory note	500,000	—
Due to related party	42,631	884
Derivative - Forward Purchase and Backstop Securities	1,039,690	—
Total current liabilities	5,463,412	438,211
Deferred underwriting fee payable	8,050,000	8,050,000
TOTAL LIABILITIES	13,513,412	8,488,211

Commitments (see Note 6)
Class A ordinary shares, $0.0001 par value, subject to possible redemption; 23,000,000 shares at redemption value	235,750,000	235,750,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(12,363,893)	(7,554,273)
Total Shareholders’ Deficit	(12,363,318)	(7,553,698)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$236,900,094	$236,684,513

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period
		from February
		5, 2021
	Three Months	(Inception)
	Ended March	Through March 31,
	31, 2022	2021
Formation and operating costs	$3,821,215	$7,786
Loss from operations	(3,821,215)	(7,786)
Unrealized gain on investments held in Trust Account	51,285	—
Change in fair value of Forward Purchase and Backstop Securities	(591,310)	—
Net loss	$(4,361,240)	$(7,786)
Deemed dividend - Forward Purchase and Backstop Securities	(225,000)	—
Net loss attributable to ordinary shareholders	$(4,586,240)	$(7,786)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	—
Basic and diluted net loss per share, Class A ordinary shares	$(0.16)	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,750,000	5,000,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.16)	$(0.00)

(1) For the period from February 5, 2021 (inception) through March 31, 2021, 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter are excluded from the basic and diluted weighted average shares outstanding, Class B ordinary shares (see Note 5). The underwriters exercised their over-allotment option in full on August 12, 2021; thus, no ordinary shares remain subject to forfeiture (see Note 6).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

							Total
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance at February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(7,786)	(7,786)
Balance at March 31, 2021 (Unaudited)	—	$—	5,750,000	$575	$24,425	$(7,786)	$17,214
Balance at December 31, 2021	—	$—	5,750,000	$575	$—	$(7,554,273)	$(7,553,698)
Reclassification of Forward Purchase Agreement	—	—	—	—	—	(223,380)	(223,380)
Deemed dividend - Forward Purchase and Backstop Securities	—	—	—	—	—	(225,000)	(225,000)
Net loss	—	—	—	—	—	(4,361,240)	(4,361,240)
Balance at March 31, 2022 (Unaudited)	—	$—	5,750,000	$575	$—	$(12,363,893)	$(12,363,318)

(1) For the period from February 5, 2021 (inception) through March 31, 2021, 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter are excluded from the basic and diluted weighted average shares outstanding, Class B ordinary shares (see Note 5). The underwriters exercised their over-allotment option in full on August 12, 2021; thus, no ordinary shares remain subject to forfeiture (see Note 6).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period
		from February
		5, 2021
	Three Months	(Inception) to
	Ended March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(4,361,240)	$(7,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(51,285)	—
Change in fair value of Forward Purchase and Backstop Securities	591,310	—
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	7,786
Changes in operating assets and liabilities:
Prepaid expenses	80,362	—
Accounts payable	354,936	—
Due to related party	41,747	—
Accrued expenses	3,088,828	—
Net cash used in operating activities	(255,342)	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note	500,000	—
Net cash provided by financing activities	500,000	—

Net Change in Cash	244,658	—
Cash - Beginning of period	189,971	—
Cash - End of period	$434,629	$—

Supplemental disclosure of noncash investing and financing
Initial classification of the Forward Purchase and Backstop Securities	$448,380	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$17,214
Deferred offering costs included in promissory note - related party	$—	$55,725
Deferred offering costs included in accrued offering costs	$—	$319,432

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

Avista Public Acquisition Corp. II is a blank check company incorporated in the Cayman Islands on February 5, 2021. As used herein, the references to the “Company” are to Avista Public Acquisition Corp. II and its wholly-owned and controlled subsidiary, Orwell Merger Sub Inc. (“Merger Sub”), unless the context indicates otherwise. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity for the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination, which is described below. The Company generates non-operating income in the form of interest and dividend income or gains on investments on the cash and investments held in a Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of March 31, 2022, cash of $434,629 is held outside of the Trust Account (as defined below) and is available for the payment of accrued offering costs and for working capital purposes.

Upon closing of the Initial Public Offering and the sale of the Private Placement Warrants, a total of $235,750,000 ($10.25 per Public Share) was placed in a trust account (the “Trust Account”) and invested in only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the consummation of the initial Business Combination within 18 months from the closing of the Initial Public Offering, (ii) the redemption of the Company’s Public Shares if the Company has not consummated an Business Combination within 18 months from the closing of the Company’s Initial Public Offering, subject to applicable law, and (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing the Company’s Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares.

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.25 per Public Share, plus any pro rata interest and dividends or gains on investments earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption was recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Proposed Combination Agreement

On March 23, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Ligand Pharmaceuticals Incorporated, a Delaware corporation (“Ligand”), OmniAb, Inc., a Delaware corporation and wholly-owned subsidiary of Ligand (“OmniAb”), and Merger Sub, pursuant to which the Company will combine with OmniAb, Ligand’s antibody discovery business (the “OmniAb Business”), in a Reverse Morris Trust transaction (the “OmniAb Business Combination”). Also on March 23, 2022, and in connection with the execution of the Merger Agreement, (a) the Company, Ligand, OmniAb and Merger Sub entered into that certain Employee Matters Agreement (the “Employee Matters Agreement”), (b) OmniAb and the Sponsor entered into that certain sponsor insider letter agreement (the “Sponsor Insider Agreement”) with the Company and certain insiders of the Company (the “Insiders”) and (c) the Company amended and restated that certain previously disclosed forward purchase agreement, dated August 9, 2021, by entering into the amended and restated forward purchase agreement (the “A&R FPA”), by and among the Company, the Sponsor and OmniAb pursuant to which they will consummate the proposed OmniAb Business Combination.

Agreement and Plan of Merger

At the closing of the OmniAb Business Combination, each share of OmniAb’s common stock outstanding prior to the effective time of the OmniAb Business Combination will be converted into a number of shares of common stock in the newly formed company (“APAC Common Stock”) based on an exchange ratio determined by reference to a pre-money equity value for OmniAb of $850 million. Holders of OmniAb options, restricted stock units and performance stock units (determined after the Distribution (as defined below) and the division of Ligand equity awards into both Ligand equity awards and OmniAb equity awards pursuant to the Employee Matters Agreement) will have their awards rolled over into equity awards of the Company and adjusted pursuant to the exchange ratio.

In addition, at the closing of the OmniAb Business Combination, holders of OmniAb Common Stock and equity awards will also receive the OmniAb Earnout Shares, with 50% of such earnout shares vesting upon the combined company’s achievement of a post-transaction volume-weighted average price (“VWAP”) of $12.50 per share of APAC Common Stock for any 20 trading days over a consecutive 30 trading-day period, and the remainder vesting upon achievement of a post-transaction VWAP of $15 per share of APAC Common Stock for any 20 trading days over a consecutive 30 trading-day period, in each case provided such vesting occurs during the five-year period following the closing of the OmniAb Business Combination.

In connection with the proposed OmniAb Business Combination, upon the re-domestication of the Company to Delaware (i) all issued and outstanding Class A ordinary shares and Class B ordinary shares will convert automatically, on a one-for-one basis, into shares of APAC Common Stock, (ii) all issued and outstanding warrants will convert automatically into warrants to acquire shares of APAC Common Stock and (iii) all issued and outstanding Units will separate and convert automatically into one share of APAC Common Stock and one-third of one warrant to purchase APAC Common Stock.

Separation and Distribution Agreement

On March 23, 2022, in connection with the execution of the Merger Agreement, the Company entered into a separation agreement with OmniAb and Ligand (the “Separation Agreement”), pursuant to which, among other things, (i) Ligand will undertake a series of internal reorganization and restructuring transactions to effect the transfer of its (direct or indirect) ownership of the OmniAb Business to OmniAb in the separation and (ii) immediately prior to the OmniAb Business Combination and after the separation, Ligand will distribute 100% of the outstanding shares of OmniAb common stock to Ligand’s stockholders in a distribution (the “Distribution”).

The Separation Agreement also sets forth other agreements among Ligand and OmniAb related to a separation, including provisions concerning the termination and settlement of intercompany accounts and the obtaining of necessary governmental approvals and third-party consents. The Separation Agreement also sets forth agreements that will govern certain aspects of the relationship between Ligand and OmniAb after the Distribution, including provisions with respect to release of claims, indemnification, access to financial and other information and access to and provision of records.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Sponsor Insider Agreement

On March 23, 2022, in connection with the execution of the Merger Agreement, OmniAb and the Sponsor entered into the Sponsor Insider Agreement with the Company and the Insiders, pursuant to which, among other things, the Insiders agreed to vote any of our securities held by them to approve the proposed OmniAb Business Combination and the other Company shareholder matters required pursuant to the Merger Agreement, and not to seek redemption of any of their Company securities in connection with the consummation of the proposed OmniAb Business Combination. Pursuant to the Sponsor Insider Agreement, the Sponsor also agreed to subject up to 1,916,667 Earnout Founder Shares (as defined in the Sponsor Insider Agreement), to the same price-based vesting conditions as the OmniAb Earnout Shares.

Amended and Restated Forward Purchase Agreement

On March 23, 2022, in connection with the execution of the Merger Agreement, the Company entered into Amended and Restated Forward Purchase Agreement (the “A&R FPA”) with the Sponsor and OmniAb. Pursuant to the A&R FPA, the Company has agreed that, in connection with the consummation of the proposed OmniAb Business Combination, they will issue and sell to the Sponsor 1,500,000 shares of APAC Common Stock (the “Forward Purchase Shares”) and warrants to acquire 1,666,667 shares of APAC Common Stock (the “Forward Purchase Warrants”) for an aggregate purchase price of $15.0 million with such purchases to be consummated immediately following the re-domestication to Delaware and prior to the proposed OmniAb Business Combination. In addition, the Sponsor has agreed to purchase up to an additional 10,000,000 shares of APAC Common Stock (the “Backstop Shares”) and up to an additional 1,666,667 warrants, (The “Backstop Warrants” and, together with the Forward Purchase Shares, Forward Purchase Warrants and Backstop Shares, the “Forward Purchase and Backstop Securities”) for an aggregate additional purchase price of up to $100.0 million, in order to backstop shareholder redemptions to the extent such redemptions would result in the cash proceeds to be received by OmniAb stockholders from the Trust Account to be less than $100.0 million. The A&R FPA also provides that in the event the Merger Agreement is terminated by Ligand under circumstances in which the Termination Fee (as defined in the Merger Agreement) would be payable under the Merger Agreement, Ligand shall pay the Sponsor a termination fee of $12.5 million in connection therewith.

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

Liquidity

As of March 31, 2022, the Company had $434,629 in cash held outside of the Trust Account and a working capital deficit of $4,364,603. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within the earlier of the Combination Period, which will end on February 12, 2023, or one year after the date that the condensed consolidated financial statements are issued. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or if the Company becomes obligated to redeem a significant number of public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Of the total proceeds from the Initial Public Offering and sale of the Private Placement Warrants, an amount of approximately $2 million was deposited in an operating account for the Company’s working capital needs. In addition, the Company entered into a promissory note pursuant to the Working Capital Loans terms as outlined in Note 5 with the Sponsor (the “Sponsor Working Capital Loan”) to which the Company can borrow up to an aggregate of $750,000. As of March 31, 2022, the Company has borrowed $500,000 under the Sponsor Working Capital Loan. The amounts held in the operating account are not expected to provide the Company with sufficient funds to meet its operational and liquidity obligations over the remainder of the Combination Period.

Going Concern Consideration

As of March 31, 2022, the Company had $434,629 in cash held outside of the Trust Account and a working capital deficit of $4,364,603. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed consolidated financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period, which will end on February 12, 2023. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a prospective partner company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 28, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The valuation of the Forward Purchase and Backstop Securities required management to exercise significant judgement in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.

Investments Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury bills. The Company's investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in unrealized gain on investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of the investments held in the Trust Account are determined using available market information. At December 31, 2021, the assets held in the Trust Account were held in cash.

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,813,334)
Issuance costs allocated to Class A ordinary shares	(13,029,901)
Pluss:
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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s condensed consolidated financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

			For the Period from
	Three Months Ended		February 5, 2021 (Inception) Through
	March 31,2022		March 31,2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(3,668,992)	$(917,248)	$—	$(7,786)

Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	—	5,000,000
Basic and diluted net loss per share	$(0.16)	$(0.16)	$—	$(0.00)

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The Forward Purchase and Backstop Securities contained within the A&R FPA (see Note 6) are classified as derivatives in the condensed consolidated balance sheet with changes in the fair value recognized in the condensed consolidated statements of operations.

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Promissory Note — Related Party

On February 12, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company’s Sponsor paid certain offering costs totaling $55,725, which was included in the outstanding balance of the Promissory Note as of March 22, 2021, and the Company borrowed $119,275 on June 23, 2021. On August 12, 2021, the Company repaid the outstanding balance under the Promissory Note of $175,000. The Promissory Note is no longer available to the Company.

Administrative Support Agreement

The Company entered into an agreement, commencing on August 9, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, and for the period from February 5, 2021 (inception) through March 31, 2021, the Company incurred expenses of $30,000 and $0, respectively, under the administrative support agreement.

Due to Related Party

Due to related party consists of payments made by the Sponsor and/or an affiliate of the Sponsor on behalf of the Company for offering costs and formation costs, along with the Administrative Support monthly fee and are payable on demand.

Convertible Promissory Note

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

On March 14, 2022, the Company entered into a promissory note pursuant to the Working Capital Loans terms with the Sponsor (the “Sponsor Working Capital Loan”) to which the Company could borrow up to an aggregate of $750,000. The Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date that the winding up of the Company is effective. The unpaid principal balance on the Sponsor Working Capital Loan may be convertible into warrants at the option of the Sponsor at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, the outstanding balance on the promissory note is $500,000.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement with the Sponsor which provides for the purchase of an aggregate of 10,000,000 Class A ordinary shares plus an aggregate of 3,333,333 redeemable warrants to purchase Class A ordinary shares at $11.50 per share, for an aggregate purchase price of $100,000,000, in the private placement. The obligations under the forward purchase agreement do not depend on whether any Class A ordinary shares are redeemed by the Company’s Public Shareholders.

The forward purchase securities will be issued in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities will be used as part of the consideration to the sellers in the Company’s initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

On March 23, 2022, in connection with the execution of the Merger Agreement, the Company entered into the A&R FPA with the Sponsor and OmniAb. Pursuant to the A&R FPA, the Company has agreed that, in connection with the consummation of the proposed OmniAb Business Combination, they will issue and sell to the Sponsor 1,500,000 shares of APAC Common Stock and warrants to acquire 1,666,667 shares of APAC Common Stock for an aggregate purchase price of $15.0 million with such purchases to be consummated immediately following the re-domestication to Delaware and prior to the proposed OmniAb Business Combination. In addition, the Sponsor has agreed to purchase up to an additional 10,000,000 shares of APAC Common Stock and up to an additional 1,666,667 warrants, for an aggregate additional purchase price of up to $100.0 million, in order to backstop shareholder redemptions to the extent such redemptions would result in the cash proceeds to be received by OmniAb stockholders from the Trust Account to be less than $100.0 million. The A&R FPA also provides that in the event the Merger Agreement is terminated by Ligand under circumstances in which the Termination Fee (as defined in the Merger Agreement) would be payable under the Merger Agreement, Ligand shall pay the Sponsor a termination fee of $12.5 million in connection therewith.

As a result of the A&R FPA, the Company evaluated the modification of the equity contract, which resulted in a reclassification between equity and a liability, in which the difference between the fair value at issuance of the original forward purchase agreement and the fair value at issuance of the A&R FPA (the modification date) was treated as a deemed dividend. An amount of $225,000 was recorded to accumulated deficit as a deemed dividend upon modification of the forward purchase agreement on March 23, 2022.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, including 23,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding, and the holders of the Founder Shares own, on an as-converted basis, 20% of the Company’s issued and outstanding shares.

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

Redeemable Warrants— Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the Company’s initial Business Combination, except as discussed in the immediately succeeding paragraph. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least three units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

In addition, if the Company, at any time while the warrants are outstanding and unexpired, pays a dividend or makes a distribution in cash, securities or other assets to all or substantially all of the holders of the Class A ordinary shares on account of such Class A ordinary shares (or other securities into which the warrants are convertible), other than (a) as described above, (b) any cash dividends or cash distributions which, when combined on a per share basis with all other cash dividends and cash distributions paid on the Class A ordinary shares during the 365-day period ending on the date of declaration of such dividend or distribution does not exceed $0.50 (as adjusted to appropriately reflect any other adjustments and excluding cash dividends or cash distributions that resulted in an adjustment to the exercise price or to the number of Class A ordinary shares issuable on exercise of each warrant) but only with respect to the amount of the aggregate cash dividends or cash distributions equal to or less than $0.50 per share , (c) to satisfy the redemption rights of the holders of Class A ordinary shares in connection with a proposed initial Business Combination, (d) to satisfy the redemption rights of the holders of Class A ordinary shares in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares, or (e) in connection with the redemption of the Company’s public shares upon failure to complete the Company’s initial Business Combination, then the warrant exercise price will be decreased, effective immediately after the effective date of such event, by the amount of cash and/or the fair market value of any securities or other assets paid on each Class A ordinary share in respect of such event.

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s sponsor or its affiliates, without taking into account any founder shares held by the sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

The Company accounts for the 15,900,000 warrants issued in connection with the Initial Public Offering and to be issued in connection with the initial Business Combination (including 7,666,667 Public Warrants, 8,233,333 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account - U.S. Treasury bills	$235,801,285	$235,801,285	$—	$—
Liabilities
Derivative liability - Forward Purchase and Backstop Securities	$1,039,690	$—	$—	$1,039,690

The Forward Purchase and Backstop Securities were fair valued based on the difference between the current fair values of each of the underlying components of the agreement (i.e. the Class A Shares and the Warrants) and the present value of the contractual forward prices. As the Backstop Shares and Backstop Warrants only apply in the event of and to the extent that the funds in the Company’s Trust Account falls below $100 million as the result of redemptions, the valuation considered an expected redemption rate based on redemption rates exhibited by similar companies in the market during the first quarter of 2022 and the expected post-redemption Trust Account balance. As the Forward Purchase and Backstop Securities will only apply in the event that the Company completes an initial business combination, the value reflects the probability of completing an initial business combination.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

As of March 31, 2022, the derivative liability for the Forward Purchase and Backstop Securities are classified as Level 3 due to the use of unobservable inputs.

The following table provides the significant inputs to the valuation for the Forward Purchase and Backstop Securities liability as of March 23, 2022 (initial measurement):

As of March 23, 2022 (Initial
Measurement)
Fair value of Forward Purchase and Backstop Securities	$10.34
Present value of Forward Purchase and Backstop Securities	$10.00
Time to Business Combination (years)	0.52
Risk-free rate	0.95%
Discount factor	99.50%
Expected redemption rate	85.00%
Probability of completing an initial Business Combination	32.50%
Fair value of Forward Purchase and Backstop Securities	$448,380

The following table provides the significant inputs to the valuation for the Forward Purchase and Backstop Securities liability as of March 31, 2022:

At March 31, 2022
Fair value of Forward Purchase and Backstop Securities	$10.78
Present value of Forward Purchase and Backstop Securities	$10.00
Time to Business Combination (years)	0.50
Risk-free rate	1.06%
Discount factor	99.50%
Expected redemption rate	85.00%
Probability of completing an initial Business Combination	35.0%
Fair value of Forward Purchase and Backstop Securities	$1,039,690

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2021	$—
Initial measurement as of March 23, 2022	448,380
Change in fair value	591,310
Fair value as of March 31,2022	$1,039,690

The Company recognized losses in connection with changes in the fair value of the Forward Purchase and Backstop Securities of $591,310 and $0 within change in fair value of forward purchase and backstop securities in the condensed consolidated statements of operations during the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through March 31, 2021, respectively.

As of December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Avista Public Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to Avista Acquisition LP II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed business combination with OmniAB Business, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Proposed Business Combination

On March 23, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Ligand Pharmaceuticals Incorporated, a Delaware corporation (“Ligand”), OmniAb, Inc., a Delaware corporation and wholly-owned subsidiary of Ligand (“OmniAb”), and Orwell Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which we will combine with OmniAb, Ligand’s antibody discovery business (the “OmniAb Business”), in a Reverse Morris Trust transaction. Also on March 23, 2022, and in connection with the execution of the Merger Agreement, (a) the Company, Ligand, OmniAb and Merger Sub entered into that certain Employee Matters Agreement (the “Employee Matters Agreement”), (b) OmniAb and our Sponsor entered into that certain sponsor insider letter agreement (the “Sponsor Insider Agreement”) with the Company and certain insiders of the Company (the “Insiders”) and (c) we amended and restated that certain forward purchase agreement, dated August 9, 2021, by entering into the amended and restated forward purchase agreement (the “A&R FPA”), by and among the Company, our Sponsor and OmniAb.

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

Agreement and Plan of Merger

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

The Separation Agreement also sets forth other agreements among Ligand and OmniAb related to the Separation, including provisions concerning the termination and settlement of intercompany accounts and the obtaining of necessary governmental approvals and third-

party consents. The Separation Agreement also sets forth agreements that will govern certain aspects of the relationship between Ligand and OmniAb after the Distribution, including provisions with respect to release of claims, indemnification, access to financial and other information and access to and provision of records.

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

Amended and Restated Forward Purchase Agreement

On March 23, 2022, in connection with the execution of the Merger Agreement, we entered into the A&R FPA with our Sponsor and OmniAb. Pursuant to the A&R FPA, we have agreed that, in connection with the consummation of the proposed OmniAb Business Combination, we will issue and sell to our sponsor 1,500,000 shares of APAC Common Stock (the “Forward Purchase Shares”) and warrants to acquire 1,666,667 shares of APAC Common Stock (the “Forward Purchase Warrants”) for an aggregate purchase price of $15.0 million with such purchases to be consummated immediately following the Domestication and prior to the proposed OmniAb Business Combination. In addition, our sponsor has agreed to purchase up to an additional 10,000,000 shares of APAC Common Stock (the “Backstop Shares”) and up to an additional 1,666,667 warrants, (The “Backstop Warrants” and, together with the Forward Purchase Shares, Forward Purchase Warrants and Backstop Shares, the “Forward Purchase and Backstop Securities”) for an aggregate additional purchase price of up to $100.0 million, in order to backstop shareholder redemptions to the extent such redemptions would result in the cash proceeds to be received by OmniAb stockholders from the Trust Account to be less than $100.0 million. The A&R FPA also provides that in the event the Merger Agreement is terminated by Ligand under circumstances in which the Termination Fee (as defined in the Merger Agreement) would be payable under the Merger Agreement, Ligand shall pay our sponsor a termination fee of $12.5 million in connection therewith.

Certain Other Transaction Documents

Certain additional agreements will be entered into in connection with the transactions contemplated by the Merger Agreement, the Separation Agreement and the other agreements described above, including, among others:

●	a Tax Matters Agreement by and among Ligand, OmniAb and the Company, which governs, among other things, Ligand’s, OmniAb’s and the Company’s respective rights, responsibilities and obligations with respect to taxes, tax attributes and the preparation and filing of tax returns and responsibility for and preservation of the expected tax-free status of the transactions contemplated by the Separation Agreement and the Merger Agreement; and certain other tax matters;
●	an Amended and Restated Registration and Stockholder Rights Agreement by and among the Company, our sponsor and the other parties signatory thereto, pursuant to which our the Registration Rights Agreement (as defined herein) will be amended and restated in order to, among other things, provide certain equityholders of OmniAb as of immediately prior to the Closing of the proposed OmniAb Business Combination with customary registration rights;a Transition Services Agreement by and between Ligand and OmniAb, pursuant to which Ligand will, on a transitional basis, provide OmniAb with certain support services and other assistance after the Closing; and

●	a Transition Services Agreement by and between Ligand and OmniAb, pursuant to which OmniAb will, on a transitional basis, provide Ligand with certain support services and other assistance after the Closing.

The consummation of the proposed OmniAb Business Combination is subject to certain conditions as further described in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three month period ended March 31, 2022 and for the period from February 5, 2021 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination, which is described below. The Company generates non-operating income in the form of interest and dividend income or gains on investments on the cash and investments held in a Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

For the three months ended March 31, 2022, we had a net loss of $4,361,240, which resulted from formation and operating costs of $3,821,215 and the change in fair value of Forward Purchase and Backstop Securities of $591,310, partially offset by unrealized gains on investments held in the Trust Account of $51,285.

For the period from February 5, 2021 (inception) through March 31, 2021, we had a net loss of $7,786, which resulted entirely from formation and operating costs.

Liquidity and Capital Resources

For the three months ended March 31, 2022 net cash used in operating activities was $255,342, which was due to our net loss of $4,361,240 and unrealized gain on investments held in Trust Account of $51,285, partially offset by a change in operating assets and liabilities of $3,565,873 and change in fair value of Forward Purchase and Backstop Securities of $591,310.

For the period from February 5, 2021 (inception) through March 31, 2021, net cash used in operating activities was $0, which was due to our net loss of $7,786, which was fully offset by formation costs paid by our Sponsor in exchange for issuance of Class B ordinary shares.

For the three months ended March 31, 2022, net cash provided by financing activities was $500,000 from the proceeds of the convertible promissory note from our Sponsor.

On August 12, 2021, we consummated the Initial Public Offering of 23,000,000 units, including 3,000,000 Units that were issued pursuant to the underwriter’s exercise of its over-allotment option in full, at $10.00 per unit, generating gross proceeds of $230,000,000. Each unit consisted of one Class A ordinary share (the “Public Shares”), $0.0001 par value, and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share

Simultaneously with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 8,233,333 warrants (the “Private Placement Warrants”), including 900,000 Private Placement Warrants that were issued pursuant to the underwriter’s exercise of its over-allotment option in full, at a price of $1.50 per unit ($12,350,000 in the aggregate). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

As of March 31, 2022, the Company had $434,629 in cash held outside of the Trust Account and a working capital deficit of $4,364,603. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed consolidated financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period, which will end on February 12, 2023. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 or December 31, 2021.

Contractual Obligations

Promissory Note - Related Party

On February 12, 2021, the Company issued an unsecured promissory note to our Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company’s Sponsor paid certain offering costs totaling $55,725, which was included in the outstanding balance of the Promissory Note as of March 22, 2021, and the Company borrowed $119,275 on June 23, 2021. On August 12, 2021, the Company repaid the outstanding balance under the Promissory Note of $175,000. The Promissory Note is no longer available to the Company.

On March 14, 2022, the Company entered into a promissory note pursuant to the Working Capital Loans terms with our Sponsor (the “Sponsor Working Capital Loan”) to which the Company could borrow up to an aggregate of $750,000. The Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date that the winding up of the Company is effective. The unpaid principal balance on the Sponsor Working Capital Loan may be convertible into warrants at the option of our Sponsor at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, the outstanding balance on the promissory note is $500,000.

Administrative Support Agreement

The Company entered into an agreement, commencing on August 9, 2021, to pay an affiliate of our Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, and for the period from February 5, 2021 (inception) through March 31, 2021, the Company incurred expenses of $30,000 and $0, respectively, under the administrative support agreement.

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

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement with our Sponsor which provides for the purchase of an aggregate of 10,000,000 Class A ordinary shares plus an aggregate of 3,333,333 redeemable warrants to purchase Class A ordinary shares at $11.50 per share, for an aggregate purchase price of $100,000,000, in the private placement. The obligations under the forward purchase agreement do not depend on whether any Class A ordinary shares are redeemed by the Company’s public shareholders.

The forward purchase securities will be issued in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities will be used as part of the consideration to the sellers in the Company’s initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

On March 23, 2022, in connection with the execution of the Merger Agreement, the Company entered into the A&R FPA with our Sponsor and OmniAb. Pursuant to the A&R FPA, the Company has agreed that, in connection with the consummation of the proposed OmniAb Business Combination, they will issue and sell to our Sponsor 1,500,000 shares of APAC Common Stock and warrants to acquire 1,666,667 shares of APAC Common Stock for an aggregate purchase price of $15.0 million with such purchases to be consummated immediately following the re-domestication to Delaware and prior to the proposed OmniAb Business Combination. In addition, our Sponsor has agreed to purchase up to an additional 10,000,000 shares of APAC Common Stock and up to an additional 1,666,667 warrants, for an aggregate additional purchase price of up to $100.0 million, in order to backstop shareholder redemptions to the extent such redemptions would result in the cash proceeds to be received by OmniAb stockholders from the Trust Account to be less than $100.0 million. The A&R FPA also provides that in the event the Merger Agreement is terminated by Ligand under circumstances in which the Termination Fee (as defined in the Merger Agreement) would be payable under the Merger Agreement, Ligand shall pay our Sponsor a termination fee of $12.5 million in connection therewith.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The Forward Purchase and Backstop Securities contained within the A&R FPA are classified as derivatives in the condensed consolidated balance sheet with changes in the fair value recognized in the condensed consolidated statements of operations.

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

Warrants

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and concluded that there were no indexation or tender offer provisions in the Warrant Agreement that precluded the Warrants from being accounted for as components of equity, and the Warrants meet the criteria in ASC 815-40-25 to be classified in shareholders’ equity. Fair value of the Public and Private Placement Warrants was determined by an independent valuation expert as of August 12, 2021 using a Monte Carlo Model. Proceeds from the IPO and subsequent partial exercise of the over-allotment option allocated to the Public

Warrants was an aggregate $9,813,334 ($9,232,604, net of offering costs) and is recorded in additional paid-in capital. Proceeds from the issuance of the Private Placement Warrants were $12,350,000 ($12,298,375, net of offering costs) and is recorded in additional paid-in capital.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022 and December 31, 2021, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness in our internal control over financial reporting exists related to the Company’s accounting for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As such, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022 based on the material weakness disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the Company’s material weakness identified in its Annual Report on Form 10-K filed with the SEC on March 28, 2022, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 28, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2022.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, including our ability to complete the proposed OmniAB Business Combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies, or SPACs, and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to complete the proposed OmniAB Business Combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments;
●	restrictions on the issuance of securities; and
●	restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure);
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a Business

Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The 2022 Proposed Rules under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is the completion of a Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide holders of our Public Shares the right to have their Public Shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 18 months from the closing of the Initial Public Offering; and (iii) absent a business combination, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the Public Shares. Because we have invested only in permitted instruments, we believe we are not an investment company. If the proposed OmniAB Business Combination does not close within 24 months after our Initial Public Offering and the 2022 Proposed Rules are adopted as proposed or in similar form, we may fall outside of the proposed safe harbor and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate an initial Business Combination. If we are unable to complete our initial Business Combination within the completion window, our public shareholders may receive only approximately $10.00 per share on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial Business Combination within the completion window.

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

10.1

Promissory Note, dated as of March 14, 2022, issued by the Company to the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2022).

10.2

Sponsor Insider Agreement, dated March 23, 2022, by and among OmniAb, Inc., Avista Public Acquisition Corp. II and the other parties signatory thereto (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.3

Amended and Restated Forward Purchase Agreement, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Avista Acquisition LP II and OmniAb, Inc. (incorporated by reference to Exhibit 2.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.4†

Employee Matters Agreement, dated as of March 23, 2022, by and among Ligand Pharmaceuticals Incorporated, Avista Public Acquisition Corp. II, OmniAb, Inc. and Orwell Merger Sub Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished.
†	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avista Public Acquisition Corp. II

Date: May 20, 2022	By:	/s/ David Burgstahler
David Burgstahler
Chief Executive Officer

Avista Public Acquisition Corp. II

Date: May 20, 2022	By:	/s/ John Cafasso
John Cafasso
Chief Financial Officer