Form 10-Q
period 2022-06-30
Avista Public Acquisition Corp. II
filed 2022-08-12
CIK 1846253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 23,000,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

AVISTA PUBLIC ACQUISITION CORP. II

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2022, for the Three Months ended June 30, 2021, and for the period from February 5, 2021 (inception) Through June 30, 2021	2

	Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the Three and Six Months ended June 30, 2022, for the Three Months ended June 30, 2021, and for the period from February 5, 2021 (inception) Through June 30, 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2022 and for the period from February 5, 2021 (inception) Through June 30, 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

Item 4.	CONTROLS AND PROCEDURES	29

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	30

Item 1A.	RISK FACTORS	30

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30

Item 3.	DEFAULTS UPON SENIOR SECURITIES	30

Item 4.	MINE SAFETY DISCLOSURES	31

Item 5.	OTHER INFORMATION	31

Item 6.	EXHIBITS	32

SIGNATURES		33

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVISTA PUBLIC ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$159,194	$189,971
Prepaid expenses	532,817	744,542
Total current assets	692,011	934,513
Investments held in Trust Account	236,098,332	235,750,000
TOTAL ASSETS	$236,790,343	$236,684,513

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,539,648	$15,440
Accrued expenses	933,720	107,734
Accrued offering costs	314,153	314,153
Convertible promissory note	750,000	—
Due to related party	57,666	884
Derivative - Forward Purchase and Backstop Securities	383,390	—
Total current liabilities	6,978,577	438,211
Deferred underwriting fee payable	8,050,000	8,050,000
TOTAL LIABILITIES	15,028,577	8,488,211

Commitments (see Note 6)
Class A ordinary shares, $0.0001 par value, subject to possible redemption; 23,000,000 shares at redemption value	236,098,332	235,750,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(14,337,141)	(7,554,273)
Total Shareholders’ Deficit	(14,336,566)	(7,553,698)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$236,790,343	$236,684,513

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period
				from February 5,
				2021
	Three Months	Three Months	Six Months	(inception)
	Ended June 30,	Ended June 30,	Ended June 30,	through June 30,
	2022	2021	2022	2021
Formation and operating costs	$2,578,263	$2,185	$6,399,478	$9,971
Loss from operations	(2,578,263)	(2,185)	(6,399,478)	(9,971)
Gain on investments held in Trust Account	297,047	—	348,332	—
Change in fair value of Forward Purchase and Backstop Securities	656,300	—	64,990	—
Net loss	$(1,624,916)	$(2,185)	$(5,986,156)	$(9,971)
Deemed dividend - Forward Purchase and Backstop Securities	—	—	(225,000)	—
Net loss attributable to ordinary shareholders	$(1,624,916)	$(2,185)	$(6,211,156)	$(9,971)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	—	23,000,000	—
Basic and diluted net loss per share, Class A ordinary shares	$(0.06)	$—	$(0.21)	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,750,000	5,000,000	5,750,000	5,000,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.06)	$(0.00)	$(0.21)	$(0.00)

(1) For the period from February 5, 2021 (inception) through June 30, 2021, 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter are excluded from the basic and diluted weighted average shares outstanding, Class B ordinary shares (see Note 5). The underwriters exercised their over-allotment option in full on August 12, 2021; thus, no ordinary shares remain subject to forfeiture (see Note 6).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	—	$—	5,750,000	$575	$—	$(7,554,273)	$(7,553,698)
Reclassification of Forward Purchase Agreement	—	—	—	—	—	(223,380)	(223,380)
Deemed dividend - Forward Purchase and Backstop Securities	—	—	—	—	—	(225,000)	(225,000)
Net loss	—	—	—	—	—	(4,361,240)	(4,361,240)
Balance at March 31, 2022	—	—	5,750,000	575	—	(12,363,893)	(12,363,318)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(348,332)	(348,332)
Net loss	—	—	—	—	—	(1,624,916)	(1,624,916)
Balance at June 30, 2022	—	$—	5,750,000	$575	$—	$(14,337,141)	$(14,336,566)

THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021

							Total
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(7,786)	(7,786)
Balance at March 31, 2021	—	—	5,750,000	575	24,425	(7,786)	17,214
Net loss	—	—	—	—	—	(2,185)	(2,185)
Balance at June 30, 2021	—	$—	5,750,000	$575	$24,425	$(9,971)	$15,029

(1) For the period from February 5, 2021 (inception) through June 30, 2021, 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter are excluded from the basic and diluted weighted average shares outstanding, Class B ordinary shares (see Note 5). The underwriters exercised their over-allotment option in full on August 12, 2021; thus, no ordinary shares remain subject to forfeiture (see Note 6).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from February
		5, 2021
	Six Months	(inception) through
	Ended June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(5,986,156)	$(9,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in Trust Account	(348,332)	—
Change in fair value of Forward Purchase and Backstop Securities	(64,990)	—
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	9,961
Changes in operating assets and liabilities:
Prepaid expenses	211,725	—
Accounts payable	4,524,208	—
Due to related party	56,782	5
Accrued expenses	825,986	—
Net cash used in operating activities	(780,777)	(5)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	119,275
Payment of offering costs	—	(83,125)
Proceeds from convertible promissory note	750,000	—
Net cash provided by financing activities	750,000	36,150

Net Change in Cash	(30,777)	36,145
Cash - Beginning of period	189,971	—
Cash - End of period	$159,194	$36,145

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	$348,332	$—
Initial classification of the Forward Purchase and Backstop Securities	$448,380	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$15,039
Deferred offering costs included in promissory note - related party	$—	$55,725
Deferred offering costs included in accrued offering costs	$—	$443,381

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination, which is described below. The Company generates non-operating income in the form of interest and dividend income or gains on investments on the cash and investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of June 30, 2022, cash of $159,194 is held outside of the Trust Account and is available for the payment of accrued offering costs and for working capital purposes.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Proposed Business Combination

On March 23, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Ligand Pharmaceuticals Incorporated, a Delaware corporation (“Ligand”), OmniAb, Inc., a Delaware corporation and wholly-owned subsidiary of Ligand (“OmniAb”), and Orwell Merger Sub Inc. (“Merger Sub”), pursuant to which the Company will combine with OmniAb, Ligand’s antibody discovery business (the “OmniAb Business”), in a Reverse Morris Trust transaction. Also on March 23, 2022, and in connection with the execution of the Merger Agreement, (a) the Company, Ligand, OmniAb and Merger Sub entered into that certain Employee Matters Agreement (the “Employee Matters Agreement”), (b) OmniAb and the Sponsor entered into that certain Sponsor Insider Letter Agreement (the “Sponsor Insider Agreement”) with the Company and certain insiders of the Company (the “Insiders”) and (c) the Company amended and restated that certain previously disclosed Forward Purchase Agreement, dated August 9, 2021, by entering into the Amended and Restated Forward Purchase Agreement (the “A&R FPA”), by and among the Company, the Sponsor and OmniAb pursuant to which they will consummate the proposed OmniAb Business Combination.

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

The Merger Agreement, along with the Separation Agreement and the other transaction documents to be entered into in connection therewith, provides for, among other things, the consummation of the following transactions (collectively, the “OmniAb Business Combination”): (i) the Company will redomicile by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and with Section 206 of the Cayman Islands Companies Act (As Revised) at least one business day prior to the closing of the proposed OmniAb Business Combination (the “Domestication”), (ii) Ligand will transfer the OmniAb Business (the “Separation”) to its wholly-owned subsidiary, OmniAb, and contribute $15 million in capital thereto (less certain transaction-related and other expenses), and (iii) following the Separation, Ligand will distribute 100% of the shares of OmniAb Common Stock, to Ligand stockholders by way of the Distribution. Following the completion of the foregoing transactions and subject to the satisfaction or waiver of certain other conditions set forth in the Merger Agreement, the parties shall consummate the Merger. The Distribution and Merger are intended to qualify as “tax-free” transactions.

On April 28, 2022, the Company filed a registration statement on Form S-4 (File No. 333-264525) (as amended, the “Form S-4”) with the SEC, which includes the proxy statement/prospectus/information statement to be distributed to holders of the Company’s ordinary shares in connection with the Company’s solicitation for proxies for the vote by the Company’s shareholders in connection with the proposed OmniAb Business Combination and other matters as described in the Form S-4. After the Form S-4 has been declared effective by the SEC, the definitive proxy statement/prospectus/information statement will be mailed to the Company’s shareholders as of a record date to be disclosed for voting on the proposed OmniAb Business Combination. The proposed OmniAb Business Combination is expected to close in the fourth quarter of 2022, subject to approval by our shareholders and other customary closing conditions. Upon consummation of the proposed OmniAb Business Combination, and after the Domestication, the Company will have one class of common stock, par value $0.0001 per share, which will be listed on Nasdaq under the ticker symbol “OABI”. The Company’s then-outstanding warrants will be listed on Nasdaq under the ticker symbol “OABIW”.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Liquidity

As of June 30, 2022, the Company had $159,194 in cash held outside of the Trust Account and a working capital deficit of $6,286,566. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within the earlier of the Combination Period, which will end on February 12, 2023, or one year after the date that the condensed consolidated financial statements are issued. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or if the Company becomes obligated to redeem a significant number of public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Of the total proceeds from the Initial Public Offering and sale of the Private Placement Warrants, an amount of approximately $2 million was deposited in an operating account for the Company’s working capital needs. In addition, the Company entered into a convertible promissory note pursuant to the Working Capital Loans terms as outlined in Note 5 with the Sponsor (the “Sponsor Working Capital Loan”) to which the Company can borrow up to an aggregate of $750,000. As of June 30, 2022, the Company has borrowed $750,000 under the Sponsor Working Capital Loan. The amounts held in the operating account are not expected to provide the Company with sufficient funds to meet its operational and liquidity obligations over the remainder of the Combination Period.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Going Concern Consideration

As of June 30, 2022, the Company had $159,194 in cash held outside of the Trust Account and a working capital deficit of $6,286,566. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed consolidated financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period, which will end on February 12, 2023. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry, the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets and has concluded that while it is reasonably possible that any of the foregoing could have a negative effect on the Company’s financial position, results of its operations, and/or search for a prospective partner company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 28, 2022. The interim results for the three months and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The valuation of the Forward Purchase and Backstop Securities required management to exercise significant judgement in its estimate.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company had operating cash (i.e. cash held outside the Trust Account) of $159,194 and $189,971, respectively.

Investments Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury bills. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in gain on investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of the investments held in the Trust Account are determined using available market information. At December 31, 2021, the assets held in the Trust Account were held in cash.

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,813,334)
Issuance costs allocated to Class A ordinary shares	(13,029,901)
Plus:
Accretion of carrying value to redemption value	28,593,235
Class A ordinary shares subject to possible redemption, December 31, 2021	$235,750,000
Plus:
Remeasurement of Class A ordinary shares to redemption amount	$348,332
Class A ordinary shares subject to possible redemption, June 30, 2022	$236,098,332

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s condensed consolidated financial statements.

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

							For the Period from
	Three Months Ended		Three Months Ended		Six Months Ended June		February 5, 2021 (Inception) Through
	June 30, 2022		June 30, 2021		30, 2022		June 30,2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,299,933)	$(324,983)	$—	$(2,185)	$(4,788,925)	$(1,197,231)	$—	$(9,971)

Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	—	5,000,000	23,000,000	5,750,000	—	5,000,000
Basic and diluted net loss per share	$(0.06)	$(0.06)	$—	$(0.00)	$(0.21)	$(0.21)	$—	$(0.00)

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

JUNE 30, 2022

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

Administrative Support Agreement

The Company entered into an agreement, commencing on August 9, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022 the Company incurred expenses of $30,000 and $60,000, respectively, under the agreement.

Due to Related Party

Due to related party consists of payments made by the Sponsor and/or an affiliate of the Sponsor on behalf of the Company for formation and operating costs, along with the administrative support monthly fee and are payable on demand.

Convertible Promissory Note

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “working capital loans”). If the Company completes the initial Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor, its affiliates or any members of the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

On March 14, 2022, the Company entered into a convertible promissory note pursuant to the Working Capital Loans terms with the Sponsor (the “Sponsor Working Capital Loan”) to which the Company could borrow up to an aggregate of $750,000. The Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date that the winding up of the Company is effective. The unpaid principal balance on the Sponsor Working Capital Loan may be convertible into warrants at the option of the Sponsor at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, the outstanding balance on the convertible promissory note is $750,000.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Underwriting Agreement

The underwriters purchased Units at a purchase price of $9.80 per Unit (i.e., at a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate) upon the closing of the Initial Public Offering and the exercise of the over-allotment in full on August 12, 2021. In addition, the Company agreed to pay the underwriters a deferred underwriting fee of up to $0.35 per Unit, or $8,050,000 in the aggregate, which would be payable to the underwriters upon the consummation of the initial Business Combination, except that the Company’s management team would be permitted, in its sole discretion, to allocate up to 50% of the deferred underwriting fee, or $4,025,000 in the aggregate, to third parties that assist in identifying and consummating an initial Business Combination. On July 25, 2022, the Company’s board passed a unanimous written consent whereby it decided not to pay or allocate to any third party, including Credit Suisse, any of the remaining 50%, or $4,025,000 in the aggregate, of the deferred underwriting fee.

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement with the Sponsor which provides for the purchase of an aggregate of 10,000,000 Class A ordinary shares plus an aggregate of 3,333,334 redeemable warrants to purchase Class A ordinary shares at $11.50 per share, for an aggregate purchase price of $100,000,000, in the private placement. The obligations under the forward purchase agreement do not depend on whether any Class A ordinary shares are redeemed by the Company’s Public Shareholders.

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, including 23,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding, and the holders of the Founder Shares own, on an as-converted basis, 20% of the Company’s issued and outstanding shares.

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

In addition, if the Company, at any time while the warrants are outstanding and unexpired, pays a dividend or makes a distribution in cash, securities or other assets to all or substantially all of the holders of the Class A ordinary shares on account of such Class A ordinary shares (or other securities into which the warrants are convertible), other than (a) as described above, (b) any cash dividends or cash distributions which, when combined on a per share basis with all other cash dividends and cash distributions paid on the Class A ordinary shares during the 365-day period ending on the date of declaration of such dividend or distribution does not exceed $0.50 (as adjusted to appropriately reflect any other adjustments and excluding cash dividends or cash distributions that resulted in an adjustment to the exercise price or to the number of Class A ordinary shares issuable on exercise of each warrant) but only with respect to the amount of the aggregate cash dividends or cash distributions equal to or less than $0.50 per share, (c) to satisfy the redemption rights of the holders of Class A ordinary shares in connection with a proposed initial Business Combination, (d) to satisfy the redemption rights of the holders of Class A ordinary shares in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares, or (e) in connection with the redemption of the Company’s public shares upon failure to complete the Company’s initial Business Combination, then the warrant exercise price will be decreased, effective immediately after the effective date of such event, by the amount of cash and/or the fair market value of any securities or other assets paid on each Class A ordinary share in respect of such event.

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

The Company accounts for the 15,900,000 warrants issued in connection with the Initial Public Offering (including 7,666,667 Public Warrants, 8,233,333 Private Placement Warrants ), and will account for the 3,333,334 Forward Purchase Warrants and Backstop Warrants to be issued in connection with the proposed OmniAb Business Combination, in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account	$236,098,332	$236,098,332	$—	$—
Liabilities
Derivative liability - Forward Purchase and Backstop Securities	$383,390	$—	$—	$383,390

The Forward Purchase and Backstop Securities were fair valued based on the difference between the current fair values of each of the underlying components of the agreement (i.e. the Class A ordinary shares and the warrants) and the present value of the contractual forward prices. As the Backstop Securities only apply in the event of and to the extent that the funds in the Company’s Trust Account falls below $100 million as the result of redemptions, the valuation considered an expected redemption rate based on redemption rates exhibited by similar companies in the market during the second quarter of 2022 and the expected post-redemption Trust Account balance. As the Forward Purchase and Backstop Securities will only apply in the event that the Company completes an initial business combination, the value reflects the probability of completing an initial business combination.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

As of June 30, 2022, the derivative liability for the Forward Purchase and Backstop Securities are classified as Level 3 due to the use of unobservable inputs.

The following table provides the significant inputs to the valuation for the Forward Purchase and Backstop Securities liability as of March 23, 2022 (initial measurement):

As of March 23, 2022 (Initial
Measurement)
Fair value of Forward Purchase and Backstop Securities	$10.34
Present value of Forward Purchase and Backstop Securities	$10.00
Time to Business Combination (years)	0.52
Risk-free rate	0.95%
Discount factor	99.50%
Expected redemption rate	85.00%
Probability of completing an initial Business Combination	32.50%
Fair value of Forward Purchase and Backstop Securities	$448,380

The following table provides the significant inputs to the valuation for the Forward Purchase and Backstop Securities liability as of June 30, 2022:

At June 30, 2022
Fair value of unit	$10.08
Unit forward price	$10.00
Time to Business Combination (years)	0.25
Risk-free rate	1.72%
Discount factor	99.60%
Expected redemption rate	85.00%
Probability of completing an initial Business Combination	20.00%
Fair value of Forward Purchase and Backstop Securities	$383,390

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2021	$—
Initial measurement as of March 23, 2022	448,380
Change in fair value	591,310
Fair value as of March 31, 2022	1,039,690
Change in fair value	(656,300)
Fair value as of June 30,2022	$383,390

The Company recognized income in connection with changes in the fair value of the Forward Purchase and Backstop Securities of $656,300 and $0 within change in fair value of Forward Purchase and Backstop Securities in the condensed consolidated statements of operations for the three months ended June 30, 2022 and for the three months ended June 30, 2021. The Company recognized income in connection with changes in the fair value of the Forward Purchase and Backstop Securities of $64,990 and $0 within change in fair value of Forward Purchase and Backstop Securities in the condensed consolidated statements of operations for the six months ended June 30, 2022 and for the period from February 5, 2021 (inception) through June 30, 2021, respectively.

As of December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than the item identified in Note 6, regarding the 50% allocation of deferred underwriting fee and other than as mentioned below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On July 26, 2022, the Company filed an amendment to the registration statement on Form S-4 to register shares of its common stock, par value $0.0001 per share, that will be issued in connection with the merger of Orwell Merger Sub Inc., a wholly owned subsidiary of the Company, with and into OmniAb, Inc., which is currently a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated, with OmniAb surviving the merger as a wholly owned subsidiary of the Company. In addition, OmniAb will file a registration statement on Form 10 to register shares of its common stock, par value $0.001 per share, which will be distributed to Ligand stockholders pursuant to a spin-off in connection with the merger. In the spin-off, all of Ligand’s stockholders would receive a pro rata number of shares of OmniAb common stock. Upon distribution, the OmniAb common stock will be immediately converted into shares of Avista Public Acquisition Corp. II common stock in the merger, following the Company's domestication as a Delaware corporation.

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

Overview

We are a blank check company incorporated on February 5, 2021 as a Cayman Island exempted company and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the private placement of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. Upon closing of the Initial Public Offering and the sale of the Private Placement Warrants, a total of $235,750,000 ($10.25 per Public Share (as defined below)) was placed in a trust account (the “Trust Account”) and invested in only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

On April 28, 2022, the Company filed a registration statement on Form S-4 (File No. 333-264525) (as amended, the “Form S-4”) with the SEC, which includes the proxy statement/prospectus/information statement to be distributed to holders of the Company’s ordinary shares in connection with the Company’s solicitation for proxies for the vote by the Company’s shareholders in connection with the proposed OmniAb Business Combination and other matters as described in the Form S-4. After the Form S-4 has been declared effective by the SEC, the definitive proxy statement/prospectus/information statement will be mailed to the Company’s shareholders as of a record date to be disclosed for voting on the proposed OmniAb Business Combination. The proposed OmniAb Business Combination is expected to close in the fourth quarter of 2022, subject to approval by our shareholders and other customary closing conditions. Upon consummation of the proposed OmniAb Business Combination, and after the Domestication, we will have one class of common stock, par value $0.0001 per share, which will be listed on Nasdaq under the ticker symbol “OABI”. Our then-outstanding warrants will be listed on Nasdaq under the ticker symbol “OABIW”.

Agreement and Plan of Merger

At the time the proposed OmniAb Business Combination is effected (the “Closing”), each share of OmniAb Common Stock outstanding after the Distribution and immediately prior to the effective time of the Merger will be converted into a number of shares of common stock in the newly formed company (“APAC Common Stock”) based on an exchange ratio determined by reference to a pre-money equity value for OmniAb of $850 million. Holders of OmniAb options, restricted stock units and performance stock units (determined after the Distribution and the division of Ligand equity awards into both Ligand equity awards and OmniAb equity awards pursuant to the Employee Matters Agreement) will have their awards rolled over into equity awards of the Company and adjusted pursuant to the exchange ratio.

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

preparation and filing of tax returns and responsibility for and preservation of the expected tax-free status of the transactions contemplated by the Separation Agreement and the Merger Agreement, and certain other tax matters;
●	an Amended and Restated Registration and Stockholder Rights Agreement by and among the Company, our Sponsor and the other parties signatory thereto, pursuant to which the Registration Rights Agreement, dated August 9, 2021, among the Company, our Sponsor and certain other security holders named therein will be amended and restated in order to, among other things, provide certain equityholders of OmniAb as of immediately prior to the Closing of the proposed OmniAb Business Combination with customary registration rights; and
●	a Transition Services Agreement by and between Ligand and OmniAb, pursuant to which OmniAb will, on a transitional basis, provide Ligand with certain support services and other assistance after the Closing.

The consummation of the proposed OmniAb Business Combination is subject to certain conditions as further described in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 5, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination, which is described below. The Company generates non-operating income in the form of interest and dividend income or gains on investments on the cash and investments held in the Trust Account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

For the three months ended June 30, 2022, we had a net loss of $1,624,916, which resulted from formation and operating costs of $2,578,263, partially offset by the change in fair value of Forward Purchase and Backstop Securities of $656,300, and gain on investments held in the Trust Account of $297,047.

For the three months ended June 30, 2021, we had net loss of $2,185, which resulted entirely from formation and operating costs.

For the six months ended June 30, 2022, we had a net loss attributable to ordinary shareholders of $6,211,156, which resulted from formation and operating costs of $6,399,478, a deemed dividend relating to the forward purchase and backstop securities of $225,000, partially offset by the change in fair value of Forward Purchase and Backstop Securities of $64,990, and gain on investments held in the Trust Account of $348,332.

For the period from February 5, 2021 (inception) through June 30, 2021, we had a net loss of $9,971, which resulted entirely from formation and operating costs.

Liquidity and Capital Resources

For the six months ended June 30, 2022 net cash used in operating activities was $780,777, which was due to our net loss of $5,986,156, gain on investments held in Trust Account of $348,332 and change in fair value of Forward Purchase and Backstop Securities of $64,990, partially offset by a change in operating assets and liabilities of $5,618,701.

For the period from February 5, 2021 (inception) through June 30, 2021, net cash used in operating activities was $5, which was due to our net loss of $9,971, offset by amounts due to our Sponsor of $5, and by the payment of formation costs by our Sponsor in exchange for the issuance of Class B ordinary shares of $9,961.

There were no cash flows from investing activities for the six months ended June 30, 2022, and for the period from February 5, 2021 (inception) through June 30, 2021.

For the six months ended June 30, 2022, net cash provided by financing activities was $750,000 from the proceeds of the convertible promissory note from our Sponsor.

For the period from February 5, 2021 (inception) through June 30, 2021, net cash provided by financing activities was $36,150, which was due to proceeds from the issuance of the promissory note - related party of $119,275, offset in part by the payment of offering costs of $83,125.

On August 12, 2021, we consummated the Initial Public Offering of 23,000,000 units, including 3,000,000 Units that were issued pursuant to the underwriter’s exercise of its over-allotment option in full, at $10.00 per unit, generating gross proceeds of $230,000,000. Each unit consisted of one Class A ordinary share (the “Public Shares”), $0.0001 par value, and one-third of one redeemable warrant (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share.

Simultaneously with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 8,233,333 warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”), including 900,000 Private Placement Warrants that were issued pursuant to the underwriter’s exercise of its over-allotment option in full, at a price of $1.50 per unit ($12,350,000 in the aggregate). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

As of June 30, 2022, the Company had $159,194 in cash held outside of the Trust Account and a working capital deficit of $6,286,566. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed consolidated financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period, which will end on February 12, 2023. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 or December 31, 2021.

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

On March 14, 2022, the Company entered into a convertible promissory note pursuant to the Working Capital Loans terms with our Sponsor (the “Sponsor Working Capital Loan”) to which the Company could borrow up to an aggregate of $750,000. The Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date that the winding up of the Company is effective. The unpaid principal balance on the Sponsor Working Capital Loan may be convertible into warrants at the option of our Sponsor at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, the outstanding balance on the convertible promissory note is $750,000.

Administrative Support Agreement

The Company entered into an agreement, commencing on August 9, 2021, to pay an affiliate of our Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022 the Company incurred expenses of $30,000 and $60,000, respectively, under the agreement.

Underwriting Agreement

The underwriters purchased Units at a purchase price of $9.80 per unit (i.e., at a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate) upon the closing of the Initial Public Offering and the exercise of the over-allotment in full on August 12, 2021. In addition, the Company agreed to pay the underwriters a deferred underwriting fee of up to $0.35 per unit, or $8,050,000 in the aggregate, which would be payable to the underwriters upon the consummation of an initial Business Combination, except that the Company’s management team would be permitted, in its sole discretion, to allocate up to 50% of the deferred underwriting fee, or $4,025,000 in the aggregate, to third parties that assist in identifying and consummating an initial Business Combination. On July 25, 2022, the Company’s board of directors passed a unanimous written consent whereby it decided not to pay or allocate to any third party, including Credit Suisse, any of the remaining 50%, or $4,025,000 in the aggregate, of the deferred underwriting fee.

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement with our Sponsor which provides for the purchase of an aggregate of 10,000,000 Class A ordinary shares plus an aggregate of 3,333,334 redeemable warrants to purchase Class A ordinary shares at $11.50 per share, for an aggregate purchase price of $100,000,000, in the private placement. The obligations under the forward purchase agreement do not depend on whether any Class A ordinary shares are redeemed by the Company’s public shareholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022 and December 31, 2021, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness in our internal control over financial reporting exists related to the Company’s accounting for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As such, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022 based on the material weakness disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022 and in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2022.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the Company’s material weakness identified in its Annual Report on Form 10-K filed with the SEC on March 28, 2022 and in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2022, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 28, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on May 20, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on May 20, 2022.

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

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished.
†	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avista Public Acquisition Corp. II

Date: August 11, 2022	By:	/s/ David Burgstahler
David Burgstahler
Chief Executive Officer

Avista Public Acquisition Corp. II

Date: August 11, 2022	By:	/s/ John Cafasso
John Cafasso
Chief Financial Officer