Form 10-Q
period 2022-09-30
OmniAb, Inc.
filed 2022-11-10
CIK 1846253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-40720

OmniAb, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1584818
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5980 Horton Street, Suite 600 Emeryville, CA 94608
(Address of principal executive offices and zip code)

(510) 250-7800
(Registrant’s telephone number, including area code)

Avista Public Acquisition Corp. II 65 East 55th Street, 18th Floor New York, NY 10022
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	OABI	Nasdaq Global Market
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock	OABIW	Nasdaq Capital Market

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 1, 2022, there were 114,820,859 shares of the registrant’s Common Stock, par value $0.0001 per share, and no shares of the registrant’s Preferred Stock, par value $0.0001 per share, issued and outstanding.

Explanatory Note

On November 1, 2022, subsequent to the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Quarterly Report”) relates, OmniAb, Inc. (formerly known as Avista Public Acquisition Corp. II (“APAC”), prior to its domestication as a corporation incorporated in the state of Delaware) (“OmniAb”) consummated the previously announced business combination (the “Business Combination”) with OmniAb Operations, Inc., a Delaware corporation (formerly known as OmniAb, Inc.) (“Legacy OmniAb”). Prior to the Business Combination, Legacy OmniAb was a subsidiary of Ligand Pharmaceuticals Incorporated, a Delaware corporation, and following the consummation of the Business Combination, Legacy OmniAb became a subsidiary of OmniAb.

Unless stated otherwise, this Quarterly Report contains information about APAC before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to APAC before the consummation of the Business Combination and to OmniAb after the Business Combination, unless stated otherwise or the context otherwise requires.

For more information regarding the Business Combination, see OmniAb’s Current Report on Form 8-K filed on November 7, 2022.

Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which occurred subsequent to the period covered by this Quarterly Report.

AVISTA PUBLIC ACQUISITION CORP. II

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2022, for the Three Months ended September 30, 2021, and for the period from February 5, 2021 (inception) Through September 30, 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months ended September 30, 2022, for the Three Months ended September 30, 2021, and for the period from February 5, 2021 (inception) Through September 30, 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2022, and for the period from February 5, 2021 (inception) Through September 30, 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

Item 4.	CONTROLS AND PROCEDURES	33

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	34

Item 1A.	RISK FACTORS	34

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34

Item 3.	DEFAULTS UPON SENIOR SECURITIES	34

Item 4.	MINE SAFETY DISCLOSURES	34

Item 5.	OTHER INFORMATION	34

Item 6.	EXHIBITS	35

SIGNATURES		36

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVISTA PUBLIC ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$19,847	$189,971
Prepaid expenses	404,021	744,542
Total current assets	423,868	934,513
Investments held in Trust Account	237,188,875	235,750,000
TOTAL ASSETS	$237,612,743	$236,684,513

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,302,429	$15,440
Accrued expenses	1,217,031	107,734
Accrued offering costs	314,154	314,153
Convertible promissory note	750,000	—
Due to related party	88,294	884
Derivative - Forward Purchase and Backstop Securities	1,595,500	—
Total current liabilities	10,267,408	438,211
Deferred underwriting fee payable	4,025,000	8,050,000
TOTAL LIABILITIES	14,292,408	8,488,211

Commitments and Contingencies (see Note 6)
Class A ordinary shares, $0.0001 par value, subject to possible redemption; 23,000,000 shares at redemption value	237,188,875	235,750,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,869,115)	(7,554,273)
Total Shareholders’ Deficit	(13,868,540)	(7,553,698)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$237,612,743	$236,684,513

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period
				from February 5,
				2021 (inception)
	Three Months Ended	Three Months Ended	Nine Months Ended	through
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Formation and operating costs	$2,344,863	$170,579	$8,744,341	$180,550
Loss from operations	(2,344,863)	(170,579)	(8,744,341)	(180,550)
Gain on investments held in Trust Account	1,090,543	—	1,438,875	—
Change in fair value of Forward Purchase and Backstop Securities	(1,212,110)	—	(1,147,120)	—
Net loss	$(2,466,430)	$(170,579)	$(8,452,586)	$(180,550)
Deemed dividend - Forward Purchase and Backstop Securities	—	—	(225,000)	—
Net loss attributable to ordinary shareholders	$(2,466,430)	$(170,579)	$(8,677,586)	$(180,550)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	12,250,000	23,000,000	4,755,274
Basic and diluted net loss per share, Class A ordinary shares	$(0.09)	$(0.01)	$(0.29)	$(0.02)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,399,457	5,750,000	5,155,063
Basic and diluted net loss per share, Class B ordinary shares	$(0.09)	$(0.01)	$(0.29)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	—	$—	5,750,000	$575	$—	$(7,554,273)	$(7,553,698)
Reclassification of Forward Purchase Agreement	—	—	—	—	—	(223,380)	(223,380)
Deemed dividend - Forward Purchase and Backstop Securities	—	—	—	—	—	(225,000)	(225,000)
Net loss	—	—	—	—	—	(4,361,240)	(4,361,240)
Balance at March 31, 2022	—	—	5,750,000	575	—	(12,363,893)	(12,363,318)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(348,332)	(348,332)
Net loss	—	—	—	—	—	(1,624,916)	(1,624,916)
Balance at June 30, 2022	—	—	5,750,000	575	—	(14,337,141)	(14,336,566)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,090,544)	(1,090,544)
Waiver of deferred underwriting commissions by underwriter (see Note 6)	—	—	—	—	—	4,025,000	4,025,000
Net loss	—	—	—	—	—	(2,466,430)	(2,466,430)
Balance at September 30, 2022	—	$—	5,750,000	$575	$—	$(13,869,115)	$(13,868,540)

THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

							Total
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance at February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(7,786)	(7,786)
Balance at March 31, 2021	—	—	5,750,000	575	24,425	(7,786)	17,214
Net loss	—	—	—	—	—	(2,185)	(2,185)
Balance at June 30, 2021	—	—	5,750,000	575	24,425	(9,971)	15,029
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	9,245,327	—	9,245,327
Proceeds from sale of Private Placement Warrants to the Sponsor (net of offering costs)	—	—	—	—	12,314,397	—	12,314,397
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(21,584,149)	(6,723,679)	(28,307,828)
Net loss	—	—	—	—	—	(170,579)	(170,579)
Balance at September 30, 2021	—	$—	5,750,000	$575	$—	$(6,904,229)	$(6,903,654)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from February
		5, 2021
	Nine Months	(inception) through
	Ended September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(8,452,586)	$(180,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in Trust Account	(1,438,875)	—
Change in fair value of Forward Purchase and Backstop Securities	1,147,120	—
Changes in operating assets and liabilities:
Prepaid expenses	340,521	(880,112)
Accounts payable	6,286,989	33,292
Due to related party	87,410	—
Accrued expenses - related party	—	20,000
Accrued expenses	1,109,297	40,988
Net cash used in operating activities	(920,124)	(966,382)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(235,750,000)
Net cash used in investing activities	—	(235,750,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	119,275
Proceeds from initial public offering, net of underwriter’s discount paid	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	12,350,000
Payment of offering costs	—	(615,690)
Repayment of promissory note - related party	—	(175,000)
Proceeds from convertible promissory note	750,000	—
Net cash provided by financing activities	750,000	237,078,585

Net Change in Cash	(170,124)	362,203
Cash - Beginning of period	189,971	—
Cash - End of period	$19,847	$362,203

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	$1,438,875	$28,307,827
Initial classification of the Forward Purchase and Backstop Securities	$448,380	$—
Waiver of deferred underwriting commissions by underwriter (see Note 6)	$4,025,000	$—
Deferred underwriting fee payable	$—	$8,050,000
Offering costs paid by Sponsor and included in promissory note - related party	$—	$55,725
Offering costs included in accrued offering costs	$—	$1,689
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS, LIQUIDITY, AND GOING CONCERN CONSIDERATION

Avista Public Acquisition Corp. II was a blank check company incorporated in the Cayman Islands on February 5, 2021. As used herein, the references to the “Company” are to Avista Public Acquisition Corp. II, prior to its domestication as a corporation incorporated in the state of Delaware and change of name to OmniAb, Inc., and its then wholly-owned and controlled subsidiary, Orwell Merger Sub Inc. (“Merger Sub”), unless the context indicates otherwise. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company was not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company was an early stage and emerging growth company and, as such, the Company was subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through September 30, 2022 related to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination, which is described below. The Company generated non-operating income in the form of interest and dividend income or gains on investments on the cash and investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company had selected December 31 as its fiscal year end.

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

As of September 30, 2022, cash of $19,847 was held outside of the Trust Account and was available for the payment of accrued offering costs and for working capital purposes.

Upon closing of the Initial Public Offering and the sale of the Private Placement Warrants, a total of $235,750,000 ($10.25 per Public Share) was placed in a trust account (the “Trust Account”) and invested in only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the consummation of the initial Business Combination within 18 months from the closing of the Initial Public Offering, (ii) the redemption of the Company’s Public Shares if the Company had not consummated an Business Combination within 18 months from the closing of the Company’s Initial Public Offering, subject to applicable law, and (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company did not complete the initial Business Combination within 18 months from the closing the Company’s Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The Company provided its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision was made by the Company to seek shareholder approval of a Business Combination. The Public Shareholders were entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.25 per Public Share, plus any pro rata interest and dividends or gains on investments earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There were no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption was recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

The Company proceeded with the Business Combination as the Company had net tangible assets of at least $5,000,001 upon consummation of the Business Combination and at least two-thirds of the shares voted were voted in favor of the Business Combination. As the Company decided to obtain shareholder approval the Company offered to redeem shares in conjunction with the proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. The Sponsor agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of the Business Combination. Additionally, each Public Shareholder was given the option to redeem their Public Shares irrespective of whether they voted for or against the proposed transaction or didn’t vote at all.

The Sponsor agreed to waive (i) redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of the Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the shareholder vote to amend the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of its Public Shares if the Company did not complete an initial Business Combination within 18 months from the closing of the Initial Public Offering or with respect to any other material provision relating to shareholders’ rights or pre-initial Business Combination activity and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held if the Company failed to complete an initial Business Combination within 18 months from the closing of the Initial Public Offering. However, if the Sponsor had acquired Public Shares in or after the Initial Public Offering, such Public Shares would have been be entitled to liquidating distributions from the Trust Account if the Company failed to complete a Business Combination within 18 months from the closing of the Initial Public Offering.

The Company had until 18 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company was unable to complete a Business Combination within the Combination Period, the Company would have (i) ceased all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeemed the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption would have completely extinguished Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidated and dissolved, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There would have been be no redemption rights or liquidating distributions with respect to the Company’s warrants, which would have expired worthless if the Company failed to complete a Business Combination within the Combination Period.

The underwriters have agreed to waive their rights to a portion of their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company did not complete a Business Combination within the Combination Period and, in such event, such amounts would have been included with the other funds held in the Trust Account that would have been available to fund the redemption of the Public Shares.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

OmniAb Business Combination

On March 23, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Ligand Pharmaceuticals Incorporated, a Delaware corporation (“Ligand”), OmniAb, Inc., a Delaware corporation and then wholly-owned subsidiary of Ligand (“Legacy OmniAb”), and Orwell Merger Sub Inc. (“Merger Sub”), pursuant to which the Company combined with Legacy OmniAb, Ligand’s antibody discovery business (the “OmniAb Business”), in a Reverse Morris Trust transaction. Also on March 23, 2022, and in connection with the execution of the Merger Agreement, (a) the Company, Ligand, Legacy OmniAb and Merger Sub entered into that certain Employee Matters Agreement, as amended by that certain Amended and Restated Employee Matters Agreement, dated as of August 18, 2022 (the “Employee Matters Agreement”), (b) Legacy OmniAb and the Sponsor entered into that certain Sponsor Insider Letter Agreement (the “Sponsor Insider Agreement”) with the Company and certain insiders of the Company (the “Insiders”) and (c) the Company amended and restated that certain previously disclosed Forward Purchase Agreement, dated August 9, 2021, by entering into the Amended and Restated Forward Purchase Agreement (the “A&R FPA”), by and among the Company, the Sponsor and Legacy OmniAb pursuant to which they consummated the OmniAb Business Combination.

Pursuant to a Separation and Distribution Agreement, dated as of March 23, 2022, among the Company, Ligand and Legacy OmniAb (the “Separation Agreement”), Ligand transferred the OmniAb Business, including certain related subsidiaries of Ligand, to Legacy OmniAb and, in connection therewith, distributed (the “Distribution”) to Ligand stockholders 100% of the common stock of Legacy OmniAb, par value $0.001 per share (the “Legacy OmniAb Common Stock”).

Immediately following the Distribution, in accordance with and subject to the terms and conditions of the Merger Agreement, Merger Sub merged with and into Legacy OmniAb (the “Merger”), with Legacy OmniAb continuing as the surviving company in the Merger and as a wholly-owned subsidiary of the Company.

The Merger Agreement, along with the Separation Agreement and the other transaction documents entered into in connection therewith, provided for, among other things, the consummation of the following transactions (collectively, the “OmniAb Business Combination”): (i) the Company redomiciled by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and with Section 206 of the Cayman Islands Companies Act (As Revised) (the “Domestication”), (ii) Ligand transferred the OmniAb Business (the “Separation”) to its wholly-owned subsidiary, Legacy OmniAb, and contributed $15 million in capital thereto (less certain reimbursable transaction and other expenses), and (iii) following the Separation, Ligand distributed 100% of the shares of Legacy OmniAb Common Stock to Ligand stockholders by way of the Distribution. Following the completion of the foregoing transactions and subject to the satisfaction or waiver of certain other conditions set forth in the Merger Agreement, the parties consummated the Merger. The Distribution and Merger are intended to qualify as “tax-free” transactions.

On April 28, 2022, the Company filed a registration statement on Form S-4 (File No. 333-264525) (the “Form S-4”, as amended on June 13, 2022, July 26, 2022, August 22, 2022, September 13, 2022 and September 27, 2022) with the SEC, which includes the proxy statement/prospectus/information statement distributed to holders of the Company’s ordinary shares in connection with the Company’s solicitation for proxies for the vote by the Company’s shareholders in connection with the OmniAb Business Combination and other matters as described in the Form S-4. The Form S-4 was declared effective by the SEC on September 30, 2022, and the definitive proxy statement/prospectus/information statement was mailed to the Company’s shareholders of record on the record date for voting on the OmniAb Business Combination. The OmniAb Business Combination closed on November 1, 2022. Upon consummation of the OmniAb Business Combination, and after the Domestication, the Company has one class of common stock, par value $0.0001 per share, which is listed on Nasdaq under the ticker symbol “OABI”. The Company’s warrants are listed on Nasdaq under the ticker symbol “OABIW”.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP, whereby the Company is treated as the acquired company and Legacy OmniAb is treated as the acquirer. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy OmniAb issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company were stated at historical cost, with no goodwill or other intangible assets recorded. Subsequent presentations of the results of operations presented for the period prior to the Business Combination will be for those of Legacy OmniAb.

Legacy OmniAb has been determined to be the accounting acquirer in the Business Combination based on the following predominate factors:

●	Legacy OmniAb’s existing stockholders have the greatest voting interest in the combined entity;

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

●	Legacy OmniAb has the ability to nominate a majority of the initial members of the OmniAb Board;
●	Legacy OmniAb’s senior management is the senior management of the combined entity;
●	Legacy OmniAb is the larger entity based on historical operating activity and has the larger employee base; and
●	The post-combination company has assumed a Legacy OmniAb branded name: “OmniAb, Inc.”

Agreement and Plan of Merger

At the closing of the OmniAb Business Combination, each share of Legacy OmniAb’s common stock outstanding prior to the effective time of the OmniAb Business Combination was converted on a one-for-one basis into shares of common stock in the newly formed company (“OmniAb Common Stock”). Holders of Legacy OmniAb options, restricted stock units and performance stock units (determined after the Distribution (as defined below) and the division of Ligand equity awards into Ligand equity awards and OmniAb equity awards pursuant to the Employee Matters Agreement) had their awards converted into equity awards of the Company and adjusted pursuant to the exchange ratio.

In addition, at the closing of the OmniAb Business Combination, holders of Legacy OmniAb Common Stock and equity awards received shares of OmniAb Common Stock subject to certain price-based earnout triggers (“Earnout Shares”), with 50% of such Earnout Shares vesting upon the combined company’s achievement of a post-transaction volume-weighted average price (“VWAP”) of $12.50 per share of OmniAb Common Stock for any 20 trading days over a consecutive 30 trading-day period, and the remainder vesting upon achievement of a post-transaction VWAP of $15 per share of OmniAb Common Stock for any 20 trading days over a consecutive 30 trading-day period, in each case provided such vesting occurs during the five-year period following the closing of the OmniAb Business Combination.

In connection with the OmniAb Business Combination, upon the re-domestication of the Company to Delaware (i) all issued and outstanding Class A ordinary shares and Class B ordinary shares converted automatically, on a one-for-one basis, into shares of OmniAb Common Stock, (ii) all issued and outstanding warrants converted automatically into warrants to acquire shares of OmniAb Common Stock and (iii) all issued and outstanding Units separated and converted automatically into one share of OmniAb Common Stock and one-third of one warrant to purchase OmniAb Common Stock.

Separation and Distribution Agreement

On March 23, 2022, in connection with the execution of the Merger Agreement, the Company entered into the Seperation Agreement, pursuant to which the Separation and Distribution were effected.

The Separation Agreement also sets forth other agreements among Ligand and Legacy OmniAb, including provisions concerning the termination and settlement of intercompany accounts and the obtaining of necessary governmental approvals and third-party consents. The Separation Agreement also sets forth agreements that will govern certain aspects of the relationship between Ligand and Legacy OmniAb after the Distribution, including provisions with respect to release of claims, indemnification, access to financial and other information and access to and provision of records.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Employee Matters Agreement

On March 23, 2022, in connection with the execution of the Merger Agreement, the Company entered into the Employee Matters Agreement, as amended by the Amended and Restated Employee Matters Agreement, dated as of August 18, 2022, which provides for employee-related matters in connection with the transaction, including allocation of benefit plan assets and liabilities between Ligand and Legacy OmniAb, treatment of incentive equity awards in the Distribution and the OmniAb Business Combination and related covenants and commitments of the parties. Each existing Ligand equity award at the time of the Distribution granted prior to March 2, 2022, with certain limited exceptions, was split into (i) a new Ligand equity award and (ii) a new Legacy OmniAb equity award, with any in-the-money value in the original Ligand equity award split between such awards based on the relative values of Ligand and OmniAb at the time of the Distribution. Each existing Ligand equity award at the time of the Distribution granted on or after March 2, 2022 was converted into either an adjusted Ligand equity award, if the holder was a Ligand service provider following the Distribution, or a Legacy OmniAb equity award, if the holder was a Legacy OmniAb service provider following the Distribution.

Sponsor Insider Agreement

On March 23, 2022, in connection with the execution of the Merger Agreement, Legacy OmniAb and the Sponsor entered into the Sponsor Insider Agreement with the Company and the Insiders, pursuant to which, among other things, the Insiders agreed to vote any of our securities held by them to approve the OmniAb Business Combination and the other Company shareholder matters required pursuant to the Merger Agreement, and not to seek redemption of any of their Company securities in connection with the consummation of the OmniAb Business Combination. Pursuant to the Sponsor Insider Agreement, the Sponsor also agreed to subject up to 1,916,667 Earnout Founder Shares (as defined in the Sponsor Insider Agreement), to the same price-based vesting conditions as the OmniAb Earnout Shares.

Amended and Restated Forward Purchase Agreement

On March 23, 2022, in connection with the execution of the Merger Agreement, the Company entered into Amended and Restated Forward Purchase Agreement (the “A&R FPA”) with the Sponsor and Legacy OmniAb. Pursuant to the A&R FPA, the Company agreed to, in connection with the consummation of the OmniAb Business Combination, issue and sell to the Sponsor 1,500,000 shares of OmniAb Common Stock (the “Forward Purchase Shares”) and warrants to acquire 1,666,667 shares of OmniAb Common Stock (the “Forward Purchase Warrants”) for an aggregate purchase price of $15.0 million with such purchases having been consummated immediately following the re-domestication to Delaware. In addition, the Sponsor agreed to purchase up to an additional 10,000,000 shares of OmniAb Common Stock (the “Backstop Shares”) and up to an additional 1,666,667 warrants, (The “Backstop Warrants” and, together with the Forward Purchase Shares, Forward Purchase Warrants and Backstop Shares, the “Forward Purchase and Backstop Securities”) for an aggregate additional purchase price of up to $100.0 million, in order to backstop shareholder redemptions to the extent such redemptions would result in the cash proceeds to be received by OmniAb stockholders from the Trust Account to be less than $100.0 million. Pursuant to the A&R FPA, in connection with the Business Combination, the Sponsor was issued 8,672,934 Backstop Shares and 1,445,489 Backstop Warrants for an aggregate purchase price of $86,729,340 in order to backstop the redemptions. In addition, pursuant to the A&R FPA, the Sponsor was issued 1,500,000 Forward Purchase Shares and 1,666,667 Forward Purchase Warrants for an aggregate purchase price of $15,000,000, on a private placement basis.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Liquidity and Going Concern Consideration

As of September 30, 2022, the Company had $19,847 in cash held outside of the Trust Account and a working capital deficit of $9,843,540. The Company incurred significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined those conditions raised substantial doubt about the Company’s ability to continue as a going concern within the earlier of the Combination Period, which will end on February 12, 2023, or one year after the date that the condensed consolidated financial statements are issued. Moreover, the Company needed to obtain additional financing to complete the Business Combination and to redeem 21,713,864 public shares upon completion of the Business Combination, in which case the Company issued additional securities in connection with the Business Combination. Of the total proceeds from the Initial Public Offering and sale of the Private Placement Warrants, an amount of approximately $2 million was deposited in an operating account for the Company’s working capital needs. In addition, the Company entered into a convertible promissory note pursuant to the Working Capital Loans terms as outlined in Note 5 with the Sponsor (the “Sponsor Working Capital Loan”) to which the Company could borrow up to an aggregate of $750,000. As of September 30, 2022, the Company has borrowed $750,000 under the Sponsor Working Capital Loan. The amounts held in the operating account were not expected to provide the Company with sufficient funds to meet its operational and liquidity obligations over the remainder of the Combination Period. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry, the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets and has concluded that while it is reasonably possible that any of the foregoing could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non- U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because the Company became a Delaware corporation upon the Domestication and the securities traded on Nasdaq, we would have likely been considered a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax would have applied to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to a certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 28, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company had operating cash (i.e., cash held outside the Trust Account) of $19,847 and $189,971, respectively.

Investments Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury bills. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in gain on investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of the investments held in the Trust Account are determined using available market information. At December 31, 2021, the assets held in the Trust Account were held in cash.

Class A Ordinary Shares Previously Subject to Possible Redemption

All of the 23,000,000 shares of Class A ordinary shares sold as part of the Units in the Initial Public Offering contained a redemption feature which allowed for the redemption of such Public Shares in connection with the Company’s liquidation, and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognized changes in redemption value immediately as they occurred and adjusted the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares were affected by charges against additional paid-in capital and accumulated deficit.

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,813,334)
Issuance costs allocated to Class A ordinary shares	(13,029,901)
Plus:
Remeasurement of Class A ordinary shares to redemption amount	28,593,235
Class A ordinary shares subject to possible redemption, December 31, 2021	235,750,000
Plus:
Remeasurement of Class A ordinary shares to redemption amount	1,438,875
Class A ordinary shares subject to possible redemption, September 30, 2022	$237,188,875

On November 1, 2022, the parties to the Merger Agreement completed the Business Combination. Holders of 21,713,864 shares of the Company’s Class A Ordinary Shares sold in the Initial Public Offering exercised their right to redeem those shares for a pro rata portion of the Trust Account holding the proceeds from the Company’s Initial Public Offering, calculated as of two business days prior to the extraordinary general meeting of the shareholders, at a price of approximately $10.32 per share, for an aggregate of approximately $224 million.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s condensed consolidated financial statements.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 15,900,000 shares in the calculation of diluted income per share as the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

							For the Period from
	Three Months Ended		Three Months Ended		Nine Months Ended		February 5, 2021 (Inception) Through
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,973,144)	$(493,286)	$(118,394)	$(52,185)	$(6,762,069)	$(1,690,517)	$(86,633)	$(93,917)

Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	12,250,000	5,399,457	23,000,000	5,750,000	4,755,274	5,155,063
Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.01)	$(0.01)	$(0.29)	$(0.29)	$(0.02)	$(0.02)

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,233,333 Private Placement Warrants, including 900,000 Private Placement Warrants that were issued pursuant to the underwriter’s exercise of its over-allotment option in full, at a price of $1.50 per Private Placement Warrant ($12,350,000 in the aggregate). Each Private Placement Warrant was exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the Private Placement Warrants were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company did not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants would have been used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants would have expired worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 12, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the holders of the Founder Shares would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On June 16, 2021, the Company transferred 35,000 Class B ordinary shares each to three members of the Company’s board of directors (or 105,000 Class B ordinary shares in total) at their original cost (see Note 7). The underwriters exercised their over-allotment option in full on August 12, 2021; thus, no ordinary shares remain subject to forfeiture (see Note 6).

The Sponsor has agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, or sold until the earlier of (i) one year after the completion of a Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after an initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if (1) the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after the OmniAb Business Combination or (2) if the Company consummates a transaction after the OmniAb Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Administrative Support Agreement

The Company entered into an agreement, commencing on August 9, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of the OmniAb Business Combination, the Company ceased paying these monthly fees. For the three months and nine months ended September 30, 2022, the Company incurred expenses of $30,000 and $90,000, respectively, under the agreement. For the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021 the Company incurred expenses of $20,000 under the agreement.

Due to Related Party

Due to related party consists of payments made by the Sponsor and/or an affiliate of the Sponsor on behalf of the Company for formation and operating costs, along with the administrative support monthly fee and are payable on demand.

Convertible Promissory Note

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “working capital loans”). If the Company completed the initial Business Combination, it could repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans could be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination did not close, the Company could use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans could have been convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would have been identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company did not seek loans from parties other than the Sponsor, its affiliates or any members of the management team as the Company did not believe third parties would be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

On March 14, 2022, the Company entered into a convertible promissory note pursuant to the Working Capital Loans terms with the Sponsor (the “Sponsor Working Capital Loan”) to which the Company could borrow up to an aggregate of $750,000. The Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date that the winding up of the Company is effective. The unpaid principal balance on the Sponsor Working Capital Loan may be convertible into warrants at the option of the Sponsor at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, the outstanding balance on the convertible promissory note is $750,000.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Audit Committee Compensation

On August 24, 2022, the board of directors elected Charles Harwood to serve as a director of the Company and appointed Mr. Harwood to serve as a member of the audit committee. The board of directors has determined that Mr. Harwood satisfies all applicable independence requirements to serve on the board of directors and the audit committee, including without limitation the applicable independence requirements of the Nasdaq Capital Market and the Exchange Act, as amended. In connection with Mr. Harwood’s appointment to the audit committee, Lâle White has stepped down from the audit committee, which currently consists of Wendel Barr, Charles Harwood and William Klitgaard. The changes to the audit committee’s composition relate to the Company’s communications with the staff of Nasdaq on August 22, 2022, regarding whether the Company was in compliance with Nasdaq Listing Rule 5605(c)(2) following the phase-in period provided under Nasdaq Listing Rule 5615(b)(1) because the Audit Committee was not comprised of at least three independent directors. The Company is in compliance with the applicable rules following the board of directors and audit committee changes described herein.

Upon consummation of the OmniAb Business Combination, the Company paid Mr. Harwood a $10,000 fee for his services as a director and member of the audit committee. This fee is included as part of accrued expenses on the balance sheet as of September 30, 2022. In connection with Mr. Harwood’s appointment, he and the Company entered into an indemnification agreement and a letter agreement, the terms of which were described in, and the forms of which were filed as exhibits to, the Company’s registration statement relating to the Company’s Initial Public Offering.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights Agreement

Pursuant to a registration rights agreement entered into on August 9, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) had registration and shareholder rights to require the Company to register a sale of any of its securities held by them pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination.

Underwriting Agreement

The underwriters purchased Units at a purchase price of $9.80 per Unit (i.e., at a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate) upon the closing of the Initial Public Offering and the exercise of the over-allotment in full on August 12, 2021. In addition, the Company agreed to pay the underwriters a deferred underwriting fee of up to $0.35 per Unit, or $8,050,000 in the aggregate, which would be payable to the underwriters upon the consummation of the initial Business Combination, except that the Company’s management team would be permitted, in its sole discretion, to allocate up to 50% of the deferred underwriting fee, or $4,025,000 in the aggregate, to third parties that assist in identifying and consummating an initial Business Combination. On August 17, 2022, Credit Suisse waived its right to 50%, or $4,025,000 in the aggregate, of the deferred underwriting fee, and the Company has determined not to pay the 50% to any other advisors.

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

The forward purchase securities were issued in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities were used as part of the consideration to the sellers in the Company’s initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

On March 23, 2022, in connection with the execution of the Merger Agreement, the Company entered into the A&R FPA with the Sponsor and Legacy OmniAb. Pursuant to the A&R FPA, the Company agreed that, in connection with the consummation of the OmniAb Business Combination, they would issue and sell to the Sponsor 1,500,000 shares of OmniAb Common Stock and warrants to acquire 1,666,667 shares of OmniAb Common Stock for an aggregate purchase price of $15.0 million with such purchases to be consummated immediately following the re-domestication to Delaware and prior to the OmniAb Business Combination. In addition, the Sponsor agreed to purchase up to an additional 10,000,000 shares of OmniAb Common Stock and up to an additional 1,666,667 warrants, for an aggregate additional purchase price of up to $100.0 million, in order to backstop shareholder redemptions to the extent such redemptions would result in the cash proceeds to be received by OmniAb stockholders from the Trust Account to be less than $100.0 million. The A&R FPA also provided that in the event the Merger Agreement was terminated by Ligand under circumstances in which the Termination Fee (as defined in the Merger Agreement) would be payable under the Merger Agreement, Ligand would pay the Sponsor a termination fee of $12.5 million in connection therewith. Pursuant to the A&R FPA, in connection with the Business Combination, the Sponsor was issued 8,672,934 Backstop Shares and 1,445,489 Backstop Warrants for an aggregate purchase price of $86,729,340 in order to backstop the redemptions. In addition, pursuant to the A&R FPA, the Sponsor was issued 1,500,000 Forward Purchase Shares and 1,666,667 Forward Purchase Warrants for an aggregate purchase price of $15,000,000, on a private placement basis.

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

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, including 23,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding, and the holders of the Founder Shares own, on an as-converted basis, 20% of the Company’s issued and outstanding shares.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Redeemable Warrants — Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the Company’s initial Business Combination, except as discussed in the immediately succeeding paragraph. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least three units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

The Company accounts for the 15,900,000 warrants issued in connection with the Initial Public Offering (including 7,666,667 Public Warrants and 8,233,333 Private Placement Warrants ), and will account for the 3,333,334 Forward Purchase Warrants and Backstop Warrants to be issued in connection with the OmniAb Business Combination, in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account	$237,188,875	$237,188,875	$—	$—
Liabilities
Derivative liability - Forward Purchase and Backstop Securities	$1,595,500	$—	$—	$1,595,500

The Forward Purchase and Backstop Securities were fair valued based on the difference between the current fair values of each of the underlying components of the agreement (i.e. the Class A ordinary shares and the warrants) and the present value of the contractual forward prices. As the Backstop Securities only apply in the event of and to the extent that the funds in the Company’s Trust Account falls below $100 million as the result of redemptions, the valuation considered an expected redemption rate based on redemption rates exhibited by similar companies in the market during the third quarter of 2022 and the expected post-redemption Trust Account balance. As the Forward Purchase and Backstop Securities will only apply in the event that the Company completes an initial business combination, the value reflects the probability of completing an initial business combination.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

As of September 30, 2022, the derivative liability for the Forward Purchase and Backstop Securities is classified as Level 3 due to the use of unobservable inputs.

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

The following table provides the significant inputs to the valuation for the Forward Purchase and Backstop Securities liability as of September 30, 2022:

At September 30, 2022
Fair value of Forward Purchase and Backstop Securities	$10.20
Present value of Forward Purchase and Backstop Securities	$10.00
Time to Business Combination (years)	0.08
Risk-free rate	2.80%
Discount factor	99.80%
Expected redemption rate	85.00%
Probability of completing an initial Business Combination	50.00%
Fair value of Forward Purchase and Backstop Securities	$1,595,500

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2021	$—
Initial measurement as of March 23, 2022	448,380
Change in fair value	591,310
Fair value as of March 31, 2022	1,039,690
Change in fair value	(656,300)
Fair value as of June 30,2022	383,390
Change in fair value	1,212,110
Fair value as of September 30, 2022	$1,595,500

The Company recognized a loss in connection with changes in the fair value of the Forward Purchase and Backstop Securities of $1,212,110 and $0 within change in fair value of Forward Purchase and Backstop Securities in the condensed consolidated statements of operations for the three months ended September 30, 2022 and for the three months ended September 30, 2021, respectively. The Company recognized a loss in connection with changes in the fair value of the Forward Purchase and Backstop Securities of $1,147,120 and $0 within change in fair value of Forward Purchase and Backstop Securities in the condensed consolidated statements of operations for the nine months ended September 30, 2022 and for the period from February 5, 2021 (inception) through September 30, 2021, respectively.

As of December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

AVISTA PUBLIC ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as mentioned below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On November 1, 2022, the parties to the Merger Agreement completed the Business Combination. Holders of 21,713,864 shares of the Company’s Class A Ordinary Shares sold in the Initial Public Offering exercised their right to redeem those shares for a pro rata portion of the Trust Account holding the proceeds from the Company’s Initial Public Offering, calculated as of two business days prior to the extraordinary general meeting of the shareholders, at a price of approximately $10.32 per share, for an aggregate of approximately $224 million. The per share redemption price of approximately $10.32 for public shareholders electing redemption was paid out of the Trust Account. For more information regarding the Business Combination, see Note 1, Note 2, Note 6 and OmniAb’s Current Report on Form 8-K filed on November 7, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Avista Public Acquisition Corp. II, prior to its domestication as a corporation incorporated in the state of Delaware and change of name to OmniAb, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to Avista Acquisition LP II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, including with respect to our business combination with OmniAB Business, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were incorporated on February 5, 2021 as a Cayman Island exempted company and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intended to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the private placement of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements entered into following the consummation of the Initial Public Offering), shares issued to the owners of the target, and debt issued to bank or other lenders or the owners of the target. Upon closing of the Initial Public Offering and the sale of the Private Placement Warrants, a total of $235,750,000 ($10.25 per Public Share (as defined below)) was placed in a trust account (the “Trust Account”) and invested in only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

OmniAb Business Combination

On March 23, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Ligand Pharmaceuticals Incorporated, a Delaware corporation (“Ligand”), OmniAb, Inc., a Delaware corporation and wholly-owned subsidiary of Ligand (“Legacy OmniAb”), and Orwell Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which we combined with Legacy OmniAb, Ligand’s antibody discovery business (the “OmniAb Business”), in a Reverse Morris Trust transaction. Also on March 23, 2022, and in connection with the execution of the Merger Agreement, (a) the Company, Ligand, Legacy OmniAb and Merger Sub entered into that certain Employee Matters Agreement, as amended by that certain Amended and Restated Employee Matters Agreement, dated as of August 18, 2022 (the “Employee Matters Agreement”), (b) Legacy OmniAb and our Sponsor entered into that certain Sponsor Insider Letter Agreement (the “Sponsor Insider Agreement”) with the Company and certain insiders of the Company (the “Insiders”) and (c) we amended and restated that certain Forward Purchase Agreement, dated August 9, 2021, by entering into the Amended and Restated Forward Purchase Agreement (the “A&R FPA”), by and among the Company, our Sponsor and Legacy OmniAb.

Immediately prior to the Merger (as defined below) and pursuant to a Separation and Distribution Agreement, dated as of March 23, 2022, among the Company, Ligand and Legacy OmniAb (the “Separation Agreement”), Ligand transferred the OmniAb Business, including certain related subsidiaries of Ligand, to Legacy OmniAb and, in connection therewith, distributed (the “Distribution”) to Ligand stockholders 100% of the common stock of Legacy OmniAb, par value $0.001 (the “Legacy OmniAb Common Stock”).

Immediately following the Distribution, in accordance with and subject to the terms and conditions of the Merger Agreement, Merger Sub merged with and into Legacy OmniAb (the “Merger”), with Legacy OmniAb continuing as the surviving company in the Merger and as a wholly-owned subsidiary of the Company.

The Merger Agreement, along with the Separation Agreement and the other transaction documents to be entered into in connection therewith, provided for, among other things, the consummation of the following transactions (collectively, the “OmniAb Business Combination”): (i) redomiciling by way of continuation from the Cayman Islands to Delaware and domesticating as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and with Section 206 of the Cayman Islands Companies Act (As Revised) at least one business day prior to the closing of the OmniAb Business Combination (the “Domestication”), (ii) Ligand transferred the OmniAb Business (the “Separation”) to its wholly-owned subsidiary Legacy OmniAb, and contributed $15 million in capital thereto (less certain reimbursable transaction and other expenses), and (iii) following the Separation, Ligand distributed 100% of the shares of Legacy OmniAb Common Stock to Ligand stockholders by way of the Distribution. Following the completion of the foregoing transactions and subject to the satisfaction or waiver of certain other conditions set forth in the Merger Agreement, the parties consummated the Merger. The Distribution and Merger are intended to qualify as “tax-free” transactions.

On April 28, 2022, the Company filed a registration statement on Form S-4 (File No. 333-264525) (as amended, the “Form S-4”) with the SEC, which includes the proxy statement/prospectus/information statement that was distributed to holders of the Company’s ordinary shares in connection with the Company’s solicitation for proxies for the vote by the Company’s shareholders in connection with the OmniAb Business Combination and other matters as described in the Form S-4. The Form S-4 has been amended five times, as filed with the SEC on June 13, 2022, July 26, 2022, August 22, 2022, September 13, 2022 and September 27, 2022. The Form S-4 was declared effective by the SEC on September 30, 2022, and the definitive proxy statement/prospectus/information statement was mailed to the Company’s shareholders of record as of the record date for voting on the OmniAb Business Combination. The OmniAb Business Combination closed on November 1, 2022. Upon consummation of the OmniAb Business Combination, and after the Domestication, we have one class of common stock, par value $0.0001 per share, which is listed on Nasdaq under the ticker symbol “OABI”. Our then-outstanding warrants are listed on Nasdaq under the ticker symbol “OABIW”.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP, whereby the Company is treated as the acquired company and Legacy OmniAb is treated as the acquirer. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy OmniAb issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company were stated at historical cost, with no goodwill or other intangible assets recorded. Subsequent presentations of the results of operations presented for the period prior to the Business Combination will be for those of Legacy OmniAb.

Legacy OmniAb has been determined to be the accounting acquirer in the Business Combination based on the following predominate factors:

●	Legacy OmniAb’s existing stockholders have the greatest voting interest in the combined entity;
●	Legacy OmniAb has the ability to nominate a majority of the initial members of the OmniAb Board;
●	Legacy OmniAb’s senior management is the senior management of the combined entity;
●	Legacy OmniAb is the larger entity based on historical operating activity and has the larger employee base; and
●	The post-combination company has assumed a Legacy OmniAb branded name: “OmniAb, Inc.”

Agreement and Plan of Merger

At the time the OmniAb Business Combination was effected (the “Closing”), each share of Legacy OmniAb Common Stock outstanding after the Distribution and immediately prior to the effective time of the Merger was converted into a number of shares of common stock in the newly formed company (“OmniAb Common Stock”) on a one-for-one basis into shares in the newly formed company. Holders of Legacy OmniAb options, restricted stock units and performance stock units (determined after the Distribution and the division of Ligand equity awards into Ligand equity awards and OmniAb equity awards pursuant to the Employee Matters Agreement) will have their awards converted into equity awards of the Company and adjusted pursuant to the exchange ratio.

In addition, at the Closing, holders of Legacy OmniAb Common Stock and equity awards also received shares of OmniAb Common Stock subject to certain price-based earnout triggers (“Earnout Shares”), with 50% of such earnout shares vesting upon the combined company’s achievement of a post-transaction volume-weighted average price (“VWAP”) of $12.50 per share of OmniAb Common Stock for any 20 trading days over a consecutive 30 trading-day period, and the remainder vesting upon achievement of a post-transaction VWAP of $15 per share of OmniAb Common Stock for any 20 trading days over a consecutive 30 trading-day period, in each case provided such vesting occurs during the five-year period following the Closing.

In connection with the OmniAb Business Combination, upon the Domestication (i) all issued and outstanding Class A ordinary shares and Class B ordinary shares converted automatically, on a one-for-one basis, into shares of OmniAb Common Stock, (ii) all issued and outstanding warrants converted automatically into warrants to acquire shares of OmniAb Common Stock and (iii) all issued and outstanding Units separated and converted automatically into one share of OmniAb Common Stock and one-third of one warrant to purchase OmniAb Common Stock.

Separation and Distribution Agreement

On March 23, 2022, in connection with the execution of the Merger Agreement, we entered into the Separation Agreement with Legacy OmniAb and Ligand, pursuant to which, among other things, (i) Ligand undertook a series of internal reorganization and restructuring transactions to effect the transfer of its (direct or indirect) ownership of the OmniAb Business to Legacy OmniAb in the Separation and (ii) immediately prior to the Merger and after the Separation, Ligand distributed 100% of the outstanding shares of Legacy OmniAb Common Stock to Ligand’s stockholders in the Distribution.

The Separation Agreement also sets forth other agreements among Ligand and OmniAb related to the Separation, including provisions concerning the termination and settlement of intercompany accounts and the obtaining of necessary governmental approvals and third-party consents. The Separation Agreement also sets forth agreements that will govern certain aspects of the relationship between Ligand and Legacy OmniAb after the Distribution, including provisions with respect to release of claims, indemnification, access to financial and other information and access to and provision of records.

Employee Matters Agreement

On March 23, 2022, in connection with the execution of the Merger Agreement, the Company, Ligand, OmniAb and Merger Sub entered into the Employee Matters Agreement, as amended by that certain Amended and Restated Employee Matter Agreement, dated as of August 18, 2022, which provides for employee-related matters in connection with the transaction, including allocation of benefit plan assets and liabilities between Ligand and Legacy OmniAb, treatment of incentive equity awards in the Distribution and the OmniAb Business Combination and related covenants and commitments of the parties. Each existing Ligand equity award at the time of the Distribution granted prior to March 2, 2022, with certain exceptions, was split into (i) a new Ligand equity award and (ii) a new Legacy OmniAb equity award, with any in-the-money value in the original Ligand equity award split between such awards based on the relative values of Ligand and Legacy OmniAb at the time of the Distribution. Each existing Ligand equity award at the time of the Distribution granted on or after March 2, 2022 was converted into either an adjusted Ligand equity award, if the holder was a Ligand service provider following the Distribution, or a Legacy OmniAb equity award, if the holder was Legacy OmniAb service provider following the Distribution.

Sponsor Insider Agreement

On March 23, 2022, in connection with the execution of the Merger Agreement, Legacy OmniAb and our Sponsor entered into the Sponsor Insider Agreement with the Company and the Insiders, pursuant to which, among other things, the Insiders agreed to vote any of our securities held by them to approve the OmniAb Business Combination and the other Company shareholder matters required pursuant to the Merger Agreement, and not to seek redemption of any of their Company securities in connection with the consummation of the OmniAb Business Combination. Pursuant to the Sponsor Insider Agreement, our Sponsor also agreed to subject up to 1,916,667 Earnout Founder Shares (as defined in the Sponsor Insider Agreement), to the same price-based vesting conditions as the OmniAb Earnout Shares.

Amended and Restated Forward Purchase Agreement

On March 23, 2022, in connection with the execution of the Merger Agreement, we entered into the A&R FPA with our Sponsor and Legacy OmniAb. Pursuant to the A&R FPA, we agreed that, in connection with the consummation of the OmniAb Business Combination, we would issue and sell to our Sponsor 1,500,000 shares of OmniAb Common Stock (the “Forward Purchase Shares”) and warrants to acquire 1,666,667 shares of OmniAb Common Stock (the “Forward Purchase Warrants”) for an aggregate purchase price of $15.0 million with such purchases to be consummated immediately following the Domestication and prior to the OmniAb Business Combination. In addition, our Sponsor has agreed to purchase up to an additional 10,000,000 shares of OmniAb Common Stock (the “Backstop Shares”) and up to an additional 1,666,667 warrants, (The “Backstop Warrants” and, together with the Forward Purchase Shares, Forward Purchase Warrants and Backstop Shares, the “Forward Purchase and Backstop Securities”) for an aggregate additional purchase price of up to $100.0 million, in order to backstop shareholder redemptions to the extent such redemptions would result in the cash proceeds to be received by OmniAb stockholders from the Trust Account to be less than $100.0 million. Pursuant to the A&R FPA, in connection with the Business Combination, the Sponsor purchased 8,672,934 Backstop Shares and 1,445,489 Backstop Warrants for an aggregate purchase price of $86,729,340.

Certain Other Transaction Documents

Certain additional agreements were entered into in connection with the transactions contemplated by the Merger Agreement, the Separation Agreement and the other agreements described above, including, among others:

●	a Tax Matters Agreement by and among Ligand, Legacy OmniAb and the Company, which governs, among other things, Ligand’s, Legacy OmniAb’s and the Company’s respective rights, responsibilities and obligations with respect to taxes, tax attributes and the preparation and filing of tax returns and responsibility for and preservation of the expected tax-free status of the transactions contemplated by the Separation Agreement and the Merger Agreement, and certain other tax matters;
●	an Amended and Restated Registration and Stockholder Rights Agreement by and among the Company, our Sponsor and the other parties signatory thereto, pursuant to which the Registration Rights Agreement, dated August 9, 2021, among the Company, our Sponsor and certain other security holders named therein will be amended and restated in order to, among other things, provide certain equityholders of Legacy OmniAb as of immediately prior to the Closing of the OmniAb Business Combination with customary registration rights;
●	a Transition Services Agreement by and between Ligand and Legacy OmniAb, pursuant to which Ligand will, on a transitional basis, provide Legacy OmniAb with certain non-scientific and non-technical support services and other assistance after the Closing; and
●	a Transition Services Agreement by and between Ligand and Legacy OmniAb, pursuant to which Legacy OmniAb will, on a transitional basis, provide Ligand with certain support services and other assistance after the Closing.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 5, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination, which is described below. The Company generates non-operating income in the form of interest and dividend income or gains on investments on the cash and investments held in the Trust Account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

For the three months ended September 30, 2022, we had a net loss of $2,466,430, which resulted from formation and operating costs of $2,344,863 and the change in fair value of Forward Purchase and Backstop Securities of $1,212,110, partially offset by the gain on investments held in the Trust Account of $1,090,543.

For the three months ended September 30, 2021, we had net loss of $170,579, which resulted entirely from formation and operating costs.

For the nine months ended September 30, 2022, we had a net loss attributable to ordinary shareholders of $8,677,586, which resulted from formation and operating costs of $8,744,341, the change in fair value of Forward Purchase and Backstop Securities of $1,147,120, and a deemed dividend relating to the forward purchase and backstop securities of $225,000, partially offset by the gain on investments held in the Trust Account of $1,438,875.

For the period from February 5, 2021 (inception) through September 30, 2021, we had a net loss of $180,550, which resulted entirely from formation and operating costs.

Liquidity and Capital Resources

For the nine months ended September 30, 2022 net cash used in operating activities was $920,124, which was due to our net loss of $8,452,586, gain on investments held in Trust Account of $1,438,875, partially offset by a change in fair value of Forward Purchase and Backstop Securities of $1,147,120, and a change in operating assets and liabilities of $7,824,217.

For the period from February 5, 2021 (inception) through September 30, 2021, net cash used in operating activities was $966,382, which was due to our net loss of $180,550 and a change in operating assets and liabilities of $785,832.

There were no cash flows from investing activities for the nine months ended September 30, 2022.

For the period from February 5, 2021 (inception) through September 30, 2021, net cash used in investing activities was $235,750,000, which was due to the investment of cash into the Trust Account.

For the nine months ended September 30, 2022, net cash provided by financing activities was $750,000 from the proceeds of the convertible promissory note from our Sponsor.

For the period from February 5, 2021 (inception) through September 30, 2021, net cash provided by financing activities was $237,078,585, which was due to proceeds from initial public offering, net of underwriter’s discounts paid of $225,400,000, proceeds from sale of private placement warrants of $12,350,000, and proceeds from sponsor note of $119,275, partially offset by the repayment of sponsor note of $175,000, and payment of offering costs of $615,690.

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

We intended to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may have withdrawn interest income (if any) to pay income taxes, if any. Our annual income tax obligations would have depended on the amount of interest and other income earned on the amounts held in the Trust Account. We expected the interest income earned on the amount in the Trust Account (if any) would have been sufficient to pay our franchise and income taxes. After the consummation of the Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of Legacy OmniAb, make other acquisitions and pursue growth strategies.

As of September 30, 2022, the Company had $19,847 in cash held outside of the Trust Account and a working capital deficit of $9,843,540. The Company incurred significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined those conditions raised substantial doubt about the Company’s ability to continue as a going concern within the earlier of the Combination Period, which will end on February 12, 2023, or one year after the date that the condensed consolidated financial statements are issued. Moreover, the Company needed to obtain additional financing to complete the Business Combination and to redeem 21,713,864 public shares upon completion of the Business Combination, in which case the Company issued additional securities in connection with the Business Combination. Of the total proceeds from the Initial Public Offering and sale of the Private Placement Warrants, an amount of approximately $2 million was deposited in an operating account for the Company’s working capital needs. In addition, the Company entered into a convertible promissory note pursuant to the Working Capital Loans terms as outlined in Note 5 with the Sponsor (the “Sponsor Working Capital Loan”) to which the Company could borrow up to an aggregate of $750,000. As of September 30, 2022, the Company has borrowed $750,000 under the Sponsor Working Capital Loan. The amounts held in the operating account were not expected to provide the Company with sufficient funds to meet its operational and liquidity obligations over the remainder of the Combination Period. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 or December 31, 2021.

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

On March 14, 2022, the Company entered into a convertible promissory note pursuant to the Working Capital Loans terms with our Sponsor (the “Sponsor Working Capital Loan”) to which the Company could borrow up to an aggregate of $750,000. The Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date that the winding up of the Company is effective. The unpaid principal balance on the Sponsor Working Capital Loan may be convertible into warrants at the option of our Sponsor at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, the outstanding balance on the convertible promissory note is $750,000.

Administrative Support Agreement

The Company entered into an agreement, commencing on August 9, 2021, to pay an affiliate of our Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of the OmniAb Business Combination, the Company ceased paying these monthly fees. For the three months and nine months ended September 30, 2022 the Company incurred expenses of $30,000 and $90,000, respectively, under the agreement. For the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021 the Company incurred expenses of $20,000 under the agreement.

Underwriting Agreement

The underwriters purchased Units at a purchase price of $9.80 per unit (i.e., at a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate) upon the closing of the Initial Public Offering and the exercise of the over-allotment in full on August 12, 2021. In addition, the Company agreed to pay the underwriters a deferred underwriting fee of up to $0.35 per unit, or $8,050,000 in the aggregate, which would be payable to the underwriters upon the consummation of an initial Business Combination, except that the Company’s management team would be permitted, in its sole discretion, to allocate up to 50% of the deferred underwriting fee, or $4,025,000 in the aggregate, to third parties that assist in identifying and consummating an initial Business Combination. On August 17, 2022, Credit Suisse waived its right to 50%, or $4,025,000 in the aggregate, of the deferred underwriting fee, and the Company has determined not to pay the 50% to any other advisors.

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

The forward purchase securities were issued in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities were used as part of the consideration to the sellers in the Company’s initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

On March 23, 2022, in connection with the execution of the Merger Agreement, the Company entered into the A&R FPA with our Sponsor and Legacy OmniAb. Pursuant to the A&R FPA, the Company has agreed that, in connection with the consummation of the OmniAb Business Combination, they will issue and sell to our Sponsor 1,500,000 shares of OmniAb Common Stock and warrants to acquire 1,666,667 shares of OmniAb Common Stock for an aggregate purchase price of $15.0 million with such purchases consummated immediately following the re-domestication to Delaware and prior to the OmniAb Business Combination. In addition, our Sponsor has agreed to purchase up to an additional 10,000,000 shares of OmniAb Common Stock and up to an additional 1,666,667 warrants, for an aggregate additional purchase price of up to $100.0 million, in order to backstop shareholder redemptions to the extent such redemptions would result in the cash proceeds to be received by OmniAb stockholders from the Trust Account to be less than $100.0 million.

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

Audit Committee Compensation

On August 24, 2022, the board of directors elected Charles Harwood to serve as a director of the Company and appointed Mr. Harwood to serve as a member of the audit committee. The board of directors has determined that Mr. Harwood satisfies all applicable independence requirements to serve on the board of directors and the audit committee, including without limitation the applicable independence requirements of the Nasdaq Capital Market and the Exchange Act, as amended. In connection with Mr. Harwood’s appointment to the audit committee, Lâle White has stepped down from the audit committee, which currently consists of Wendel Barr, Charles Harwood and William Klitgaard. The changes to the audit committee’s composition relate to the Company’s communications with the staff of Nasdaq on August 22, 2022, regarding whether the Company was in compliance with Nasdaq Listing Rule 5605(c)(2) following the phase-in period provided under Nasdaq Listing Rule 5615(b)(1) because the Audit Committee was not comprised of at least three independent directors. The Company is in compliance with the applicable rules following the board of directors and audit committee changes described herein.

Upon consummation of the OmniAb Business Combination, the Company paid Mr. Harwood a $10,000 fee for his services as a director and member of the audit committee. This fee has been accrued as of September 30, 2022 as part of accrued expenses on the balance sheet. In connection with Mr. Harwood’s appointment, he and the Company entered into an indemnification agreement and a letter agreement, the terms of which were described in, and the forms of which were filed as exhibits to, the Company’s registration statement relating to the Company’s Initial Public Offering.

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

Class A Ordinary Shares Previously Subject to Possible Redemption

All of the 23,000,000 shares of Class A ordinary shares sold as part of the Units in the Initial Public Offering contained a redemption feature which allowed for the redemption of such Public Shares in connection with the Company’s liquidation, if there was a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognized changes in redemption value immediately as they occurred and adjusted the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares were affected by charges against additional paid-in capital and accumulated deficit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022 and December 31, 2021, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness in our internal control over financial reporting exists related to the Company’s accounting for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As such, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022 based on the material weakness disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022 and in the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 20, 2022 and August 12, 2022.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the Company’s material weakness identified in its Annual Report on Form 10-K filed with the SEC on March 28, 2022 and in the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 20, 2022 and August 12, 2022, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 28, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on May 20, 2022 and August 12, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors relating to APAC prior to the business combination disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on May 20, 2022 and August 12, 2022.

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

10.1†

Amended and Restated Employee Matters Agreement, dated as of August 18, 2022, by and among Ligand Pharmaceuticals Incorporated, Avista Public Acquisition Corp. II, OmniAb, Inc. and Orwell Merger Sub Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022).

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

OmniAb, Inc.

Date: November 10, 2022	By:	/s/ Matthew W. Foehr
Matthew W. Foehr
President and Chief Executive Officer

OmniAb, Inc.

Date: November 10, 2022	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President, Finance and Chief Financial Officer