Form 10-K
period 2022-12-31
OmniAb, Inc.
filed 2023-03-30
CIK 1846253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File No. 001-40720
OMNIAB, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-1584818
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5980 Horton Street, Suite 600
Emeryville, CA	94608
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (510) 250-7800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $0.0001 par value per share	OABI	The Nasdaq Global Market
Warrants to purchase common stock	OABIW	The Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of Avista Public Acquisition Corp. II (“APAC”), our predecessor, based on the closing price of APAC’s Class A ordinary shares on the Nasdaq Capital Market on June 30, 2022, was approximately $289.8 million.

As of March 23, 2023, the Registrant had 115,584,520 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this report or incorporated by reference herein.

PART I
FORWARD-LOOKING STATEMENTS AND MARKET DATA

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, our business strategy, the effects of the separation or the distribution, our expectations regarding the application of, and the rate and degree of market acceptance of, our OmniAb® technology platform and other technologies, our expectations regarding the addressable markets for our technologies, including the growth rate of the markets in which we operate, the potential for and timing of receipt of milestones and royalties under our license agreements with partners, our research and development plans, the potential for our partnered or internal programs to progress in their development, the anticipated timing of the initiation and completion of preclinical studies and clinical trials by our partners or us, the timing and likelihood of regulatory filings and product approvals by our partners or us, the potential for and timing and geographic markets of any commercial product launches by our partners and potential for commercial success, our ability to enter into any new, or maintain existing, strategic partnerships or collaborative relationships, the impact of COVID-19 or future epidemic diseases on our business and that of our partners, our ability to obtain and maintain intellectual property protection for our platform, products and technologies, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated business development and product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

This Annual Report includes our trademarks as well as trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Item 1. Business

Overview

Our mission is to enable the rapid development of innovative therapeutics by pushing the frontiers of drug discovery technologies. We intend to achieve this mission by enabling the discovery of high-quality therapeutic candidates and by being the partner of choice for pharmaceutical and biotechnology companies. We believe that pairing the large and diverse antibody repertoires generated from our proprietary transgenic animals with our cutting-edge and high-throughput validated screening tools will deliver high-quality therapeutic candidates for a wide range of diseases.

Our OmniAb technology platform creates and screens diverse antibody repertoires and is designed to quickly identify optimal antibodies for our partners’ drug development efforts. We harness the power of Biological Intelligence™, which we built into our proprietary transgenic animals and pair with our high-throughput screening technologies to enable the discovery of high-quality, fully-human antibody therapeutic candidates. We believe these antibodies are high quality because they are naturally optimized in our proprietary systems for affinity, specificity, developability and functional performance. Our partners have access to these antibody candidates that are based on unmatched biological diversity and optimized through integration across a full range of technologies, including antigen design, transgenic animals, deep screening and characterization. We provide our partners both integrated end-to-end capabilities and highly customizable offerings, which address critical industry challenges and provide optimized antibody discovery solutions. As of December 31, 2022, we had 69 active partners with 291 active programs using the OmniAb technology, including 23 OmniAb-derived antibodies in clinical development by our partners and three approved products of our partners: (i) zimberelimab, which was approved in China for the treatment of recurrent or refractory classical Hodgkin’s lymphoma, (ii) sugemalimab (Cejemly®), which has been approved in China for the first-line treatment of metastatic (stage IV) non-small cell lung cancer in combination with chemotherapy, as well as for patients with unresectable stage III non-small cell lung cancer whose disease has not progressed following concurrent or sequential platinum-based chemoradiotherapy, and (iii) teclistamab (TECVAYLI®), which received accelerated approval in the U.S. for adult patients with relapsed or refractory multiple myeloma who have received at least four prior lines of therapy, including a proteasome inhibitor, an immunomodulatory agent, and an anti-CD38 monoclonal antibody, and conditional marketing authorization in Europe as monotherapy for the treatment of adult patients with relapsed and refractory multiple myeloma.

At the heart of the OmniAb technology platform lies the Biological Intelligence of our proprietary transgenic animals, including OmniRat®, OmniMouse® and OmniChicken®, that have been genetically modified to generate antibodies with human sequences to facilitate development of human therapeutic candidates. Biological Intelligence refers to the ability of the immune system in our transgenic animals to create optimized antibodies through a process that has evolved over 500 million years. The immune system function is to adaptively respond to a given target through an iterative process of diversification and selection that produces novel antibodies with high affinity, specificity, and expression levels. Through its proprietary and carefully designed transgenes, OmniAb’s Biological Intelligence taps into this powerful in vivo process to generate human antibodies directly from its transgenic animals. OmniFlic® and OmniClic® are common light-chain rats and chickens, respectively, designed to generate bispecific antibodies. OmniTaur™ provides cow-inspired antibodies with unique structural characteristics for challenging targets. To our knowledge, we are the industry’s only four-species in vivo antibody discovery platform, making OmniAb the most diverse host system available in the industry. We believe natural antibodies are superior to other antibody generation methods because they are naturally optimized through an iterative in vivo process that preferentially selects antibodies to effectively bind to a specific antigen. Our technology can be leveraged to develop multiple therapeutic formats including mono-, bi- and multi-specific antibodies, antibody-drug conjugates (ADCs) and chimeric antigen receptor T cell (CAR-T). By generating large and diverse repertoires of high-quality antibodies, we believe Biological Intelligence increases the probability of success of therapeutic antibody discovery and helps limit the attrition of antibody product candidates in the clinic.

Our technology investments are methodical and deliberate, designed to enable our partner-centric business model to leverage the most cutting-edge solutions to solve the biggest challenges in antibody drug discovery. Some partners prefer integrated end-to-end discovery capabilities, while others prefer to use certain of our technologies within their own labs. This flexibility not only provides value to our partners, but also allows for greater scalability of our business since we do not have to build out capacity for partners that prefer to use some of their own technologies in the process. The breadth and depth of our partner-centric model benefits our investment decision making by providing critical insights into the needs and direction of the industry.

According to Vaccines journal, antibodies are among the fastest growing class of drugs and are used across multiple therapeutic areas including oncology, inflammation, and neurodegeneration. The favorable drug-like properties of antibodies, including high specificity, limited off-target toxicity, superior immune stimulation, and the ability to modulate half-life circulation in serum, have accelerated investment in antibody therapeutics. This has resulted in higher success rates for antibody therapeutics when compared to small molecule modalities, according to Clinical Development Success Rates and Contributing Factors 2011-2020, a study of over 9,000 clinical development programs published by PharmaIntelligence. These factors have led to substantial investment in antibody discovery, which we believe will continue to expand the total addressable market for antibody discovery technologies.

Despite industry momentum that has resulted in an overall increase in the number of antibody therapeutic approvals per year, drug discovery and development have become increasingly fragmented, outdated and non-robust. While many biotechnology companies bring a focused approach to science, their biological hypotheses are often tested utilizing suboptimal antibody discovery methods due to reliance on legacy technologies. Meanwhile, many larger companies have also continued to rely on legacy technologies, often due to the inability to selectively integrate newer technologies at their facilities or because the benefits of technological updates are limited by outdated workflows. Additionally, outsourced technologies that have tried to address these shortcomings often lack flexibility. These legacy approaches are burdened with critical disadvantages including low antibody diversity, lengthy discovery timelines, limited functional parameter data, excess costs or lack of flexibility.

We believe that by eliminating the need for each company to build a comprehensive antibody discovery engine, we can unlock innovation and value across a broad network of partners. Many emerging and established life sciences companies have been built around technologies that focus on a single or a limited number of steps in the discovery process, including antigen design, transgenic animal platforms, single-cell analysis, sequencing, bioinformatics, and proprietary assays. We believe our comprehensive, biologically-driven technology platform provides the industry with a cutting-edge solution for all critical components of the antibody discovery continuum. By providing leading antibody discovery solutions to the industry, we aim to increase the probability of success, reduce costs and shorten development timelines for our partners.

As depicted in the figure below, our technology platform is a suite of integrated technologies designed to discover a wide range of high-quality therapeutic antibodies that leverage the inherent diversity produced by our transgenic animals.

Our technologies within the OmniAb platform improve the productivity and efficiency of each step of the discovery process:

•Create Diverse Antibody Repertoires. We believe generating large and diverse repertoires of high-quality antibodies increases the likelihood of discovering the antibody with the most desirable therapeutic characteristics. At the heart of the OmniAb technology platform is the Biological Intelligence of our proprietary transgenic animals, technology that we own. Our animals have been genetically modified to produce a large number of naturally optimized, high-quality, fully-human antibodies. We offer the industry’s only four-species platform to address a wide range of biological challenges facing our partners in their antibody discovery efforts. We pair our Biological Intelligence with computational antigen design to generate robust antibody responses to biological targets, including but not limited to difficult and complex targets such as ion channels, G protein-coupled receptors (“GPCRs”), transporters, and other transmembrane proteins. Our antigen design technology includes transmembrane and cell-surface protein technology that we own or exclusively license.

•Screen Antibody Candidates. Our proprietary xPloration® microcapillary technology, which we own or license, and Gel Encapsulated Microenvironment (“GEM”) technology, which we own, screen repertoires of antibody-secreting B cells at a single-cell level to quickly identify antibodies in as little as a few hours, saving weeks compared to traditional technologies. xPloration characterizes tens of millions of antibody producing cells on multiple parameters, then leverages AI to analyze immense amounts of phenotypic data to automatically select and rank thousands of promising therapeutic candidates. Our industry-leading throughput allows for the discovery of rare antibodies that may otherwise be missed with traditional technologies.
•Identify the Right Antibody. Our discovery teams are able, as needed, to work closely with partners to identify the right antibody for a particular target profile. Antibody candidates identified through our screening technologies are further characterized through a cascade of performance assays. The data from multi-parameter screening and performance assays is used in combination with bioinformatics to analyze the antibody repertoire and enable our partners to select the right antibody.

In addition to our antibody discovery solutions, we possess extensive biological capabilities focused on ion channels, transporters and x-ray fluorescence. Ion channels and transporters are key components in a wide variety of biological processes and have broad therapeutic applicability across cancer, metabolic disease, pain, neurological diseases, infectious diseases and others. In the search for new drugs, ion channels are a frequent, but challenging target. We believe our capabilities in the ion channel area can be leveraged for both small molecule and antibody approaches to therapeutic development.

We partner with pharmaceutical and biotechnology companies that vary in size, clinical stage, geography and therapeutic focus. Our license agreements are negotiated separately for each discovery partner, and as a result, the financial terms and contractual provisions vary from agreement to agreement. We structure our license agreements with partners to typically include: (i) upfront or annual payments for technology access and payments for performance of research services; (ii) downstream payments in the form of preclinical, intellectual property, clinical, regulatory, and commercial milestones; and (iii) royalties on net sales of our partners’ products, if any. We succeed when our partners are successful and our agreements are structured to align economic and scientific interests. An active program is counted once research work has commenced or an antigen is introduced into our animals and remains so as long as the program is actively being developed or commercialized. An active partner is counted if such partner has an active program or has executed a license agreement in advance of initiating an active program. As of December 31, 2022 and 2021, our partners with active programs included Amgen, Boehringer Ingelheim, Genmab, GSK, Janssen, Merck KGaA, Pfizer, Roche, Sanofi, Seagen and Servier, among others. In addition, we work with academic partners including LifeArc, University of Oxford, The Scripps Research Institute, University of Maryland and the Wistar Institute.

For the years ended December 31, 2022 and 2021, our revenue was $59.1 million and $34.7 million respectively. For the years ended December 31, 2022 and 2021, our net loss was $22.3 million and $27.0 million, respectively. Historically, our revenue has been derived from payments for technology access, collaborative research services and milestones. We believe the long-term value of our business will be driven by partner royalties as such payments are based on global sales of potential future partner antibodies, which generally provide for larger and recurring payments as compared to technology access, research and milestone payments. While in 2022, we recognized royalty revenue from our partners’ sales of zimberelimab and sugemalimab in China, we believe our revenue will be materially driven by milestones, in the shorter term, and by royalties, in the longer term, from our partnered programs in the United States and Europe.

Our Strategy

Our mission is to enable the rapid development of innovative therapeutics by pushing the frontiers of drug discovery technologies. We intend to achieve this mission by enabling the discovery of high-quality therapeutic candidates and by being the partner of choice for pharmaceutical and biotechnology companies. Our strategy to accomplish this is as follows:

•Enable discovery of high-quality antibody candidates through our platform. We have a technologically differentiated platform that provides our partners with end-to-end antibody discovery capabilities, as well as customized solutions for individual steps of the antibody discovery process. We believe that pairing the power of Biological Intelligence built into our proprietary transgenic animals with our high-throughput screening technologies will continue to enable the discovery of high-quality, fully-human antibody therapeutic candidates for a wide range of indications.

•Expand upon our existing partnerships. We have 69 active partners as of December 31, 2022, consisting of pharmaceutical, biotechnology and academic organizations, varying in size, clinical stage, geography and therapeutic focus. We intend to continue to identify and capture new opportunities with existing partners by building upon our trusted relationships. The quality and breadth of our platform enables our partners to succeed in new campaigns and has also enabled them to pursue programs that would otherwise not be pursued due to technical challenges. In addition, collaboration between our scientists and partners has expanded partners’ usage to other offerings within our technology platform, such as in silico and in vitro antibody optimization.
•Increase the number of our partnerships. We intend to forge new partnerships with pharmaceutical and biotechnology companies focused on antibody development. We plan to continue to gain new customers through increased business development activities, and through continued technological expansion. We also intend to increase the number of partnerships with smaller early-stage biotechnology companies by offering flexible deal structures and offerings. Through continual investment and expansion of our capabilities, we believe we have the opportunity to further enable our partners to capture additional value from our technologies.
•Further our technological differentiation through intelligent expansion. We employ a methodical and deliberate approach to expanding our technology platform. Serving a broad partner base has provided us a unique insight into the needs and direction of the industry, and we continue to leverage this insight for our decision-making. In recent years, we have successfully integrated a number of technology acquisitions covering antigen generation, additional animal species, deep screening capabilities, and ion channel expertise. We intend to continue to invest in enabling technologies and evaluate strategic technology acquisitions to broaden our capabilities in the antibody discovery continuum.
•Drive partner adoption through a customizable and flexible offering. We meet our partners’ specific needs by offering access to all or certain components of our technology platform. Some partners prefer integrated end-to-end discovery capabilities, while others prefer to use our technologies within their own labs. This flexibility not only provides value to our partners, but it allows for greater scalability of our business since we do not have to build capacity for partners that prefer to use some of their own resources in the process. This approach helps increase the partnership funnel and provides an initial forum for us to expand our relationship moving forward.

Industry Background

Antibodies: 500 Million Years of Immune System Evolution

Antibodies are blood proteins produced by the adaptive immune system in response to a specific foreign antigen. Antibodies bind to substances which the body recognizes as foreign, such as bacteria, viruses, cancer cells, and proteins in the blood. Antibodies can also be used to target cell surface proteins critical to biological functions and disease.

The immune system creates novel antibody sequences through DNA recombination involving V, D and J gene segments, followed by additional diversification mechanisms that introduce random mutations, insertions and deletions. Diversification occurs in both the heavy and light chain genes, which are translated and assembled in B cells to create the classical Y-shaped antibody. These genetic and cellular processes have the potential to create enormous diversity in natural antibody repertoires.

At any one time, the human body typically has approximately one billion different antibodies circulating in the bloodstream. Each antibody is created by one immune B cell. When an antibody expressing B cell binds to an antigen, the B cell quickly proliferates and differentiates into a family of closely related cells producing slightly differentiated antibodies. This iterative process preferentially selects antibodies that are naturally optimized to be most effective in neutralizing the specific antigen.

This process, referred to as in vivo affinity maturation, has evolved over 500 million years to naturally select antibodies that are optimized for their intended function. Antibodies discovered from natural immune systems generally have favorable therapeutic characteristics, such as high specificity, limited off-target toxicity, superior immune stimulation, and the ability to modulate half-life circulation in serum. Despite man-made technologies that try to imitate the natural selection process, over 90% of approved therapeutics are derived from natural immune systems. Our OmniAb transgenic animals take advantage of the immune system’s ability to produce high-quality antibodies, and have been genetically modified so the antibodies generated have human sequences.

The evolutionary divergence of different species has resulted in some animals developing unique mechanisms that increase their immune system effectiveness to certain antigens. Each species taps a signature combination of antigen recognition, diversification mechanisms, and distinct structural features that support survival in the face of persistent exposure to evolving environmental threats. Our four-species platform harnesses these characteristics, while maintaining the genetic sequences needed to generate diverse repertoires of high-quality, therapeutic antibodies that fit almost any discovery campaign.

Market Opportunity

According to Vaccines journal, antibodies are among the fastest growing class of drugs and are used across many therapeutic areas, including oncology, inflammation and neurodegeneration. EvaluatePharma data indicates that monoclonal antibodies have represented the majority of the top 10 bestselling drugs over the last five years. In 2022, approved antibody-based therapeutics accounted for approximately $240.0 billion in sales, according to data published by Clarivate Analytics Cortellis. In 2022, 54 antibody therapeutics reached blockbuster status with sales higher than $1.0 billion, up from 49 antibodies in 2021. Furthermore, antibody-based therapeutic sales are expected to grow to approximately $279.0 billion by 2025.

Despite advances in other therapeutic modalities, investment in antibodies has accelerated over the past decade, which has translated into clinical productivity and ultimately new drug approvals. According to data from the Antibody Society, the number of antibodies in the clinic has increased at an estimated 11% CAGR from approximately 500 in 2015 to approximately 950 in 2021. The expansion of clinical development has led to an accelerating pace of regulatory approvals as depicted in the figure below. The FDA approved the first therapeutic antibody in 1986. By 2015, the FDA approved its 50th antibody, and 6 years later in 2021, approved its 100th antibody. The number of antibody therapeutics granted a first approval in the United States or EU is shown in the graph below.

(Source: The Antibody Society Database of Antibody Regulatory Approvals, December 31, 2022)

Much of the success of antibodies as a therapeutic class is attributable to their favorable qualities relative to other therapeutic modalities. Antibodies can offer high affinity, potency and specificity, limited off-target toxicity, low immunogenicity, superior immune stimulation and the ability to modulate half-life circulation in serum. Industry statistics suggest that these properties have also translated to an increased probability of success relative to other modalities. According to PharmaIntelligence’s Clinical Development Success Rates and Contributing Factors 2011-2020, which summarizes a study of over 9,000 drugs being developed for the U.S. market, monoclonal antibodies and monoclonal antibody conjugate drugs have had an approximately 12% likelihood of receiving market authorization from the start of Phase 1 clinical trials. This is higher than the success rate of small molecule modalities, which had an approximately 8% likelihood of receiving market authorization from the start of Phase 1 clinical trials in the United States.

Existing Industry Limitations

Despite industry momentum which has resulted in an overall increase in the number of antibody therapeutic approvals per year, drug discovery and development has become increasingly fragmented, outdated and non-robust.

Reduced large pharmaceutical investment has intensified fragmentation and created ripple effects for small biotechnology companies due to reduced investment in enabling technologies. While many of these biotechnology companies bring a focused approach to science that prioritizes nimble movement and efficient decision making, their biological hypotheses are often tested utilizing suboptimal antibody discovery methods due to reliance on legacy technologies. Meanwhile, many larger companies have also continued to rely on legacy technologies for many processes related to antibody discovery, often due to the inability to selectively integrate newer technologies at their facilities or because the benefits of technological updates are limited by outdated workflows. Key examples of the frequently utilized legacy technologies and their shortcomings include:

•Humanized wild-type antibodies. This process has been utilized over the last 25 years and attempts to capture the benefits of natural antibody optimization. However, the process that converts the animal antibody into a human format introduces conformational changes that impact the desired therapeutic properties of the antibody and may cause immunogenicity concerns.
•First generation transgenics. Earlier transgenic systems demonstrated proof-of-concept and did deliver therapeutic antibodies, however it became apparent that flaws in transgene design limited the robustness of immune responses from these animals. In addition, other technical issues, legacy agreement structures and industry consolidation presented further obstacles for the access to and use of the early platforms.
•Display technology. The commonly utilized technologies were invented over 35 years ago and do not benefit from in vivo affinity maturation and optimization. Some display libraries are engineered to capture benefits from natural immune systems, however they still carry limitations including loss of the heavy and light chain pairing, and the need for high quality soluble antigen, and they often require downstream sequence optimization for high production in a mammalian manufacturing cell line.
•Hybridoma screening. This method has been utilized for over 45 years and results in a loss of over 99% of antibody diversity, drastically reducing the pool of potential therapeutic candidates to choose from.

There is a significant and growing disparity between today’s widely used legacy antibody discovery tools and the latest advances in antibody discovery technologies. Despite the increased investment into antibody drug development, there is often a slow adoption of newer technologies due to the lack of flexibility integrating these technologies into existing workflows. These existing industry approaches are burdened with critical disadvantages including low antibody diversity, lengthy discovery timelines, limited functional parameter data, excess costs and lack of flexibility.

Our Platform

Our OmniAb technology platform is designed to enable the efficient discovery of high-quality, fully-human antibodies for a wide range of diseases. This platform aims to overcome the existing industry challenges and provides our partners access to antibody candidates based on unparalleled biological diversity that are optimized through tight integration across a full range of discovery technologies. These technologies include computationally powered antigen design, transgenic animals, high-throughput microcapillary single-cell analysis, next-generation sequencing, proprietary assays and bioinformatics. We believe that by providing our partners with access to these technologies we will ultimately shorten the discovery timelines, reduce costs, and increase the probability of success.

Our investments in our technologies are methodical and deliberate, with the goal to continue to provide our partners with the most cutting-edge technologies to solve the biggest challenges in antibody discovery. Our technologies are modular and sequential, creating a complete and scalable solution. These technologies also can be individually integrated into our partners internal or external workflows, which allows us to provide our partners with both integrated end-to-end discovery solutions and highly customizable, program-by-program offerings, which address critical industry challenges and provide our partners with optimized antibody discovery solutions. Our technology platform is a suite of integrated technologies designed to discover a wide range of high-quality therapeutic antibodies that leverage the inherent diversity produced by transgenic animals and high throughput single-cell screening, as described below.

Create Diverse Antibody Repertoires

We believe generating large and diverse repertoires of high-quality antibodies increases the chances of discovering the antibody with the most desirable therapeutic characteristics. We have assembled a suite of transgenic animal and antigen technologies that are designed to generate a large and diverse pool of high-quality antibodies. The heart of the OmniAb technology platform is the Biological Intelligence of our proprietary transgenic animals, including OmniRat, OmniMouse, and OmniChicken, that have been genetically modified to generate antibodies with human sequences which are naturally optimized through in vivo affinity maturation. We combine our transgenic animals with proprietary antigen technology and immunization techniques to generate high-quality antibodies for even the most difficult biological challenges. The various OmniAb animal technologies are depicted in the figure below.

We believe that natural antibodies are superior to other antibody generation methods due to the immune system’s ability to naturally select quality, and already optimized antibodies through a process that has evolved over 500 million years. According to the Antibody Society Database of Antibody Regulatory Approvals, as of December 30, 2022, over 90% of all approved antibody drugs had been derived from natural immune systems, which we believe is due to their superior drug-like properties. The evolutionary divergence of different species has resulted in some animals developing unique mechanisms that increase their immune system effectiveness to certain antigens. Our engineered animal platforms harness these characteristics, while maintaining the human genetic sequences needed to generate diverse repertoires of high-quality, fully-human therapeutic antibodies that fit almost any discovery campaign.

Our team of world-renowned scientists use a variety of gene editing techniques to alter the genomes of animals to produce antibodies that use human sequences, while retaining the animal’s ability to illicit a strong immune response to antigen. We then set up breeding colonies of our genetically modified animals for use in partners’ discovery efforts. While there are several options when considering transgenic mice, OmniAb is the only four-species platform, with the world’s only transgenic mouse, rat, chicken, and cow antibody humanization technology. Each animal has unique characteristics which address key challenges in antibody discovery.

We pair our animal technologies with antigen design to further enhance the robust antibody repertoires for antibody campaigns. We offer antigen design technology, which we own or exclusively license, for production of challenging therapeutic targets. Most drug targets are membrane proteins which are inherently unstable and challenging to investigate. The technology produces full-length membrane proteins, including multi-Tm proteins, such as ion channels and GPCRs, the largest class of therapeutic drug targets. Our antigen production works in tandem with our therapeutic antibody discovery platform, providing access to high-quality membrane protein antigens for immunization campaigns. Guided by molecular modeling and protein design capabilities, our antigen design team manages the cloning, expression, purification, reconstitution, and quality control of purified native-conformation membrane proteins for immunization and screening purposes. Antigens can be prepared in particular conformations with protein or small molecule conformational chaperones. The range of accessible antigen formats improves the probability of success in generating robust immune response with desired specificities from any of the OmniAb animals.

Collectively, we believe our transgenic animal and antigen technologies provide the foundation for a successful drug discovery campaign.

Screen Antibody Candidates

Finding the best antibody means finding the best antibody producing cell. Each antibody is made by an antibody producing cell, known as a B cell, that contains the genetic sequence that encodes its unique antibody. When presented with an antigen, the immune system will respond by creating millions of different antibodies and preferentially selecting antibodies that best neutralize the perceived threat. These large antibody repertoires can present a challenge in identifying the antibodies with the most optimal candidate drug profiles from millions of possibilities.

In addition to the enormous number of different antibodies generated, individual B cells are microscopic, generate only a miniscule amount of antibody protein, and are difficult to grow in culture conditions. The amount of antibody produced by an individual B cell is too small to be tested directly in conventional 96-well plates. Because of this, scientists have relied on the hybridoma method for antibody discovery for the past 45 years. During this process, B cells are fused with a certain type of cancer cell, which immortalizes the B cells allowing them to be grown into sufficient quantities for the antibodies to be tested in conventional 96-well plates. This process takes approximately 8 to 12 weeks, and is extremely inefficient, leading to losses of 99.9% of the relevant immune diversity from the beginning of the process. Despite these significant limitations, hybridoma remains a commonly used technology in the industry.

We analyze B cells individually using microcapillaries and industry leading throughput with our proprietary xPloration and GEM platforms. The xPloration platform is an AI-powered single-cell microcapillary platform that provides multi-dimensional profiling data on tens of millions of cells. Our proprietary technology uses a chip with 1.5 million microscopic capillaries that are loaded with individual secreting B cells. Chips are processed through automated imaging, then AI-powered algorithms analyze and identify thousands of B cells that express antibodies with the desired characteristics. Our AI algorithms are empowered by the industry leading LandingLensTM platform developed by Landing AI. Using technology we own or license from Stanford University, thousands of AI-selected B cells are recovered within minutes using lasers that break the capillary forces and drop the B cell into wells for sequencing. The whole process can screen up to 40 million cells and recover thousands of paired sequences all within a few hours.

We believe the xPloration platform represents industry-leading screening and cell recovery. The screening throughput enables the discovery of rare cells that would be missed with other systems that only evaluate a small sliver of the repertoire.

Identify the Right Antibody

Both xPloration and GEM identify potentially thousands of therapeutic antibody candidates which must then be narrowed to a small number of lead candidates. Our OmniAb team is flexibly positioned to work directly with partners to develop work plans and screening cascades that are customized to their antibody design specifications. We also assist our partners in their own downstream activities to ultimately find the right antibody for further development. Paired chains are cloned in high throughput and expressed as recombinant antibodies in a variety of format options for confirmation and further characterization. Assays include high throughput epitope binning and kinetics analysis, and target-specific functional assays. Functional data combined with the large amounts of data generated from xPloration provide a comprehensive view of the immune response and allow our partners to select antibodies with even the most stringent design criteria.

Often the right antibody must be further modified to enhance certain desired characteristics in a process known as antibody optimization. Introducing changes to the DNA sequence that enhance one characteristic, can be detrimental to others. This results in a process that is lengthy, costly, and reliant on trial-and-error experimentation. We believe many of these challenges are averted by using natural immune systems that have evolved over 500 million years to naturally select antibodies that are optimized for their intended function. Our antibody repertoires are large, diverse, and full of high-quality antibodies that provide our partners with a significant number of fully optimized leads. In the most challenging discovery programs, our team can provide hit expansion through xPloration deep dives and/or NGS data mining to identify variants of confirmed clones with improved affinity, improved manufacturability, or other favorable characteristics, while avoiding the time and technical risk associated with traditional optimization methods.

In situations where characteristics need to be improved beyond what is available in the repertoire, we can filter sequence variants through a battery of in silico evaluations to remove sequences with liabilities or potential developability problems, and potentially improve potency. Optimized sequences are then re-expressed in antibody format of choice and performance is further evaluated in analytical and bioassay evaluation to create a ranked list of potential leads.

Our Partnership Business Model

We partner with pharmaceutical and biotechnology companies and academic institutions that vary in size, clinical stage, geography and therapeutic focus. Our partners have access to wide repertoires of antibodies and state-of-the-art screening technologies designed to enable efficient discovery of next-generation novel therapeutics and deliver high-quality therapeutic antibody candidates for a wide range of diseases. Our partners can select a target and define the antibody properties needed for therapeutic development or use certain of our technologies directly in their own laboratories. To the extent our partners request us to provide additional discovery work beyond screening, we capture additional fees either in terms of upfront payments or downstream via additional milestones or royalties.

Our license agreements with pharmaceutical and biotechnology partners typically include: (i) upfront or annual payments for technology access and payments for performance of research services; (ii) downstream payments in the form of preclinical, intellectual property, clinical, regulatory, and commercial milestones; and (iii) royalties on net sales of our partners’ products, if any. License agreements with academic institutions are typically structured as revenue sharing. We succeed when our partners are successful and our agreements are structured to align economic and scientific interests. Our license agreements typically include annual reporting requirements which provide us updates from our partners on the status of their programs. In addition, we track our active partnered programs by reviewing our partners’ public announcements and maintaining close communications with our partners to the extent possible. In some instances, a partner may not publicly announce milestones in which case we are generally dependent on our partners to track and disclose milestones at the time of achievement. Our license agreements are typically terminable by our partners without penalty with specified notice. However, all milestone payments and royalties survive termination and continue with respect to any OmniAb-derived antibodies. The royalty term is typically the longer of 10 years from the first commercial sale or through the last expiration in any jurisdiction of the patents covering such OmniAb-derived antibody. Importantly, our royalty term is linked to the patents that our partners file, which both lengthens and diversifies the royalty streams we receive. Our typical royalty rates for antibody discovery contracts are currently in the low- to mid-single digits, and can vary depending on other economic terms in the agreement. Although our license agreements with pharmaceutical and biotechnology partners typically include technology access fees, milestone payments and royalties, each agreement is negotiated separately and as a result, the financial terms and contractual provisions vary from agreement to agreement. By providing a full suite of antibody discovery technologies with streamlined economics, we believe we offer an attractive option to industry stakeholders.

The below graph shows the growth in active partners, active programs and clinical programs and the number of programs that have entered clinical trials. As of December 31, 2022, there were 291 active antibody programs. An active program is counted once research work has commenced or an antigen is introduced into our animals and includes active clinical programs and approved products. An active partner is one that has an active program or has executed a license agreement in advance of initiating an active program. Active clinical programs represents the number of unique programs for which an IND or equivalent under other regulatory regimes has been filed based on an OmniAb-derived antibody and which are in clinical development. Approved products represents an OmniAb-derived antibody for which our partner has received marketing approval.

Number of Active Partners
70
60
50
40
30
20
10
0
2016
2017
2018
2019
2020
2021
2022

Number of Active Programs
300
250
200
150
100
50
0
2016
2017
2018
2019
2020
2021
2022

Number of Active Clinical Programs and Approved Products
30
25
20
15
10
5
0
2016
2017
2018
2019
2020
2021
2022

Our partners’ active clinical programs include monoclonal and bispecific antibodies discovered using OmniRat, OmniMouse, OmniFlic, or OmniChicken and target a range of therapeutic indications including oncology, immunology, and metabolic disorders. As our partners’ discovery and preclinical programs continue to mature, we expect the number of OmniAb-derived antibodies in clinical development by our partners to expand to include antibodies discovered using our newer OmniClic and OmniTaur technologies.

Our Technology

The foundational technologies that power our OmniAb Technology Platform are described below:

OmniRat

OmniRat was launched in 2012 and is the first example of a successful knock-out of the endogenous rat immunoglobulin genes coupled with transgenesis of human counterparts. OmniRat produces a diverse repertoire of antibodies with human idiotypes and immunological characteristics that are comparable to antibodies from wildtype animals. OmniRat provides cross-reactivity against a mouse, which may streamline preclinical development by obviating the need for surrogate antibodies, and thereby may decrease clinical risks. The OmniRat has been engineered to contain functional recombinant immunoglobulin loci, use genes with similar frequency as humans, and rearrange functional human immunoglobulin genes. The animals are bred on a mixed genetic background to further diversify the antibody repertoire and feature different light chain isotypes which is designed to provide flexibility around partners’ needs and technology. The OmniRat shows high expression, normal human CDR-H3 length distribution, and normal hypermutation and affinity maturation. As of December 31, 2022, there are three approved OmniRat-derived antibodies and 18 additional antibodies in clinical development by our partners.

OmniMouse

OmniMouse was launched in 2014, and we designed this technology using the same transgenes as OmniRat to deliver fully human antibodies utilizing standard mouse-based protocols. OmniMouse expands the sequence diversity of our rat-based platforms (OmniRat and OmniFlic), offering easy conversion from wildtype mice while utilizing the same protocols. OmniMouse produces a diverse repertoire of antibodies with human idiotypes and provides a complementary murine system for additional sequence diversity. Like OmniRat, OmniMouse is currently bred to generate a mixed genetic background to further increase sequence diversity. For partners who prefer to work with mice, OmniMouse provides a rapid solution to deliver fully-human antibodies. As of December 31, 2022, there is one OmniMouse-derived antibody in clinical development by our partners.

OmniChicken

OmniChicken was launched in 2016 and is the first successfully engineered bird with an immune system that can efficiently generate human sequence antibody repertoires for the discovery of therapeutic antibodies. OmniChicken and OmniClic, our bispecific transgenic chicken platform, offer affinity matured antibodies in an evolutionarily distant chicken host environment. As depicted in the figure below, more than 300 million years of evolutionary distance drives divergence between mammalian and avian orthologs, which are genes in different species that evolved from a common ancestral gene by speciation. This evolutionary distance enables generation of a diverse repertoire of antibody panels to highly conserved therapeutic target antigens that are not immunogenic in mammals.

OmniChicken features a high level of functional diversity, with sequence diversity focused on the CDR regions, while maintaining conserved, well-validated human framework regions. OmniChicken antibodies bind to diverse epitopes on human targets with high affinity, and additionally offer excellent developability profiles. As of December 31, 2022, there is one OmniChicken-derived antibody in clinical development by our partners.

OmniTaur

OmniTaur was launched in 2020 and provides cow-derived ultralong CDR-H3 antibodies with a human framework. CDR-H3 is the region of the antibody that makes primary contact with the target and ultralong CDR-H3 antibodies have been shown to bind to targets with deep or cryptic epitopes. We believe these antibodies could be leveraged for a variety of targets with epitopes which may be difficult to reach with conventional antibodies, including ion channels, transporters, and viral proteins. As depicted in the figure below, OmniTaur features a fully human variable framework, and an ultralong CDR-H3 region, which we believe makes OmniTaur antibodies well suited for targeting unique, disease-relevant epitopes.

OmniChicken with cow-inspired properties (in development)

We are currently developing a next generation OmniChicken with cow-inspired CDR-H3 motifs. If successful, this will combine the OmniChicken’s ability to generate antibodies against highly conserved targets with the structural attributes of OmniTaur’s ultralong CDR-H3 domains. We believe these combined benefits may enable antibody discovery for a number of high-value targets that are undruggable with today’s technologies.

Bispecific antibody platforms

We offer the only rat and chicken platform for generation of bispecific antibodies. Although bispecific antibody drugs have been researched for more than 30 years, only a limited number of bispecific antibodies have achieved regulatory approval. There are very few successful examples of large-scale manufacturing for a bispecific antibody, and the “common light chain format” is a technology designed to simplify and improve the efficiency of the production and purification of a whole IgG—type bispecific antibody. Our bispecific antibodies are IgG antibodies, with a common light chain and different heavy chains. Common light chain antibodies allow for combining targeting arms for bispecific and multi-specific antibodies without the complexity of correct heavy and light chain pairing. Using this IgG format, the bispecific function can be introduced while maintaining the natural shape of the antibody. Both OmniFlic, our bispecific rat, and OmniClic, our bispecific chicken, express the same light chain which enables the formation of bispecific therapeutics through the combination of antibodies generated from either platform.

We believe that the characteristics of our common light chain platforms offer several advantages over current generation bispecific antibody technologies. To generate bispecific antibodies, we conduct parallel immunizations with two antigens and then engineer the two targeting arms of the antibody as depicted in the figure below. We then use functional screening to identify heavy chain pairs with balanced affinities for their targets and support robust purification of the bispecific antibodies for manufacturing purposes.

OmniFlic (Bispecific rat platform)

OmniFlic was launched in 2014 and is a fixed light-chain variation of OmniRat. The OmniFlic transgenic rat expresses a fixed VK3-15 light chain. OmniFlic features the same heavy chain transgene as OmniRat, which generates diverse repertoires upon immunization. OmniFlic is a fixed light-chain transgenic rat developed to facilitate the generation of bispecific antibodies. As of December 31, 2022, there are three OmniFlic-derived antibodies in clinical development by our partners.

OmniClic (Bispecific chicken platform)

OmniClic was launched in 2019 and is a common light-chain transgenic chicken developed to facilitate the generation of bispecific antibodies. OmniClic was engineered to focus sequence diversity on the CDRs of the VH domain. OmniClic expresses the VH3-23 and VK3-15 light chains, with a modified light chain transgene to minimize diversification.

Our bispecific antibody platforms produce IgG, antibodies, with a common light chain and different heavy chains. To generate these antibodies, we conduct parallel immunizations with two antigens and then engineer a bespoke version of the transgenic platform to generate a diverse set of heavy chains and ultimately bispecific therapeutic antibodies.

HCO/OmnidAb™ chicken

OmniAb scientists recently developed a next generation OmniChicken designed to express antibodies comprised of heavy chains, that do not require pairing with light chains, unlike conventional IgG heavy chains. Such antibodies are referred to as domain antibodies (“dAbs”) or as heavy chain only (“HCO”) antibodies. In addition to other unique benefits and uses, HCO antibodies, similar to common light chain antibodies, can be used to generate bispecific and multispecific antibodies while avoiding the complexity of correct heavy and light chain pairing. HCO antibodies resemble camelid antibodies, which are smaller than conventional antibodies, allowing for the targeting of novel epitopes. We expect OmnidAb to be available to partners by December 2023.

Screening Technologies

We believe that the xPloration platform offers greatly improved screening and cell recovery compared to other leading, commercially available single-cell multi-dimensional profiling technologies. The xPloration screening throughput is designed to enable the discovery of rare cells that would likely be missed with other systems that are only able to evaluate a small sliver of the repertoire. We pair this with next-generation sequencing to further expand the repertoire for potential hit expansion downstream if necessary. Our laser-based recovery process retains heavy/light chain pairing of the antibodies, which directly provides potential lead antibody sequences bypassing the need for pairing algorithms that attempt to reconstruct the repertoire. The considerable throughput combined with retaining heavy/light chain antibody pairing can cut weeks or months off traditional discovery workflows.

For certain development programs, we leverage our proprietary GEM technology. The GEM technology incorporates many of the same principles of the xPloration platform by isolating and performing multi-dimensional profiling of single B cells from an immunized animal. Small droplets encapsulate single B cells and reporters that present the target antigen on the surface of a bead or cell. Secreted antibodies from the B cell diffuse locally in the microenvironment where they can bind to Reporters, which in turn can be detected with a fluorescent probe. Using different types of Reporters in the microenvironment can generate a multi-parameter binding profile of each antibody. Antigen specificity is determined by colocalization of signal with alternative bead and/or cell types. Millions of GEMs can be examined in parallel. GEMs containing B cells and antibodies of interest can be harvested, cloned, and expressed as recombinant antibodies for further characterization studies.

Both xPloration and GEM are compatible with a wide variety of assay formats, including cell surface binding assays, reporter cell stimulation, multiplex target binding, and cross-reactivity screening. These assays enable us to tackle high value, challenging targets, such as ion channels and GPCRs. High throughput B cell screening is particularly valuable within the OmniAb ecosystem because of our unique animal offerings. While mouse hybridoma techniques have been available for decades, hybridoma generation methods for other species including chickens, and cows are not available. As such, B cell screening with OmniAb’s platforms enables the discovery of unique antibodies from any host systems.

Next generation xPloration (in development)

OmniAb scientists and engineers are currently developing a next generation xPloration platform as depicted in the figure below. We believe this platform has the potential to further expand our position as the industry leader in speed, throughput, reliability, and ease of use.

Ion Channel Differentiated Capabilities

Ion channels and transporters are key components in a wide variety of biological processes that involve rapid changes in cells and have broad therapeutic applicability across multiple therapeutic areas including oncology, metabolic disease, pain, neurological diseases, infectious diseases and others. Ion channels make particularly challenging drug targets due to (i) difficulty with antigen purification (ii) poor immunogenicity (iii) high homology with rodents used in immunization campaigns and (iv) small binding regions with the majority of protein embedded in cell membranes.

Due to these challenges in developing effective therapeutics, patients suffering from ion channel and transporter related diseases are severely underserved. Icagen® has extensive biological capabilities focused on ion channels and transporters, and decades of experience in novel drug discovery from screening to lead optimization, with an active set of big pharma discovery and asset-based partnerships. The differentiated core capabilities at Icagen can provide novel reagent generation and proprietary assays that can also support antibody discovery programs and can be accessed by partners when pursuing ion channels and transporter targets. We believe we are well positioned to provide the tools necessary to generate and discover antibodies and small molecules to target ion channel and transporter targets. Our computational antigen generation technology has been validated in successfully generating, stabilizing, and purifying antigen for these targets and our four-species transgenic animal platform is validated in successfully generating antibodies for poorly immunogenic, high homology, and cryptic targets.

In addition to the drug design challenges, it is difficult to develop effective functional assays to test potential therapeutics. OmniAb’s proprietary Icagen ion channel platform leverages proprietary expertise in the combination of biological assays, medicinal chemistry, and in silico and computational chemistry applications to enable the discovery of ion channel targeting therapeutics. We believe this suite of technologies provides a differentiated capability for advancing high value ion channel and transporter drug discovery programs regardless of modality including small molecules, mono-, bi-and multi-specific antibodies, and antibody-drug conjugates (ADCs).

Investing in Differentiated Technology

We built the OmniAb technology platform through acquisition, investment, and innovation. We acquired Open Monoclonal Technology, Inc. (OMT) in January 2016, Crystal Bioscience, Inc.® in October 2017, Ab Initio Biotherapeutics, Inc. in July 2019, Icagen, LLC in April 2020, xCella Biosciences, Inc. in September 2020 and Taurus Biosciences, LLC in September 2020. In addition to acquisitions, we have advanced our technology platform through internal investment and innovation. Over the past five years, the OmniAb team has launched new transgenic animals, introduced computational antigen design, expanded internal capabilities in downstream processing, and developed internal data management and bioinformatics software. We have several internal projects in development including new transgenic animals, a next generation high-throughput microcapillary deep screening platform, and a number of undisclosed projects. The key technologies obtained through acquisition are listed below.

Business	Acquisition Date	Technologies Acquired
OMT	January 2016	OmniRat; OmniMouse; OmniFlic
Crystal	October 2017	OmniChicken; GEM screening
Ab Initio	July 2019	Antigen design
Icagen	April 2020	Ion channel technology
xCella	September 2020	xPloration screening
Taurus	September 2020	OmniTaur

Competition

The market for technologies that enable the discovery and development of therapeutic antibodies, such as ours, is global, characterized by intense competition and subject to significant intellectual property barriers. The solutions and applications offered by our competitors vary in size, breadth and scope, and given the broad promise of antibody therapeutics, we face competition from many different sources, including companies developing single-cell screening technologies, transgenic animals and antibody engineering technologies, using a variety of business models, including the development of internal pipelines of therapeutics, financial investment in partner programs, technology licensing, and the sale of instruments and devices. We also face competition from companies who use internal resources and technologies for their discovery capabilities, as well as integrated contract research organizations that use traditional hybridoma, phage, and yeast display technologies in discovery. Due to the significant interest and growth in antibody therapeutics more broadly, we expect the intensity of this competition to increase.

We seek to provide our partners with the most advanced technologies for antibody drug discovery, including antigen design, transgenic animal platforms and single-cell analysis. Many emerging and established life sciences companies have been built around technologies that focus on one or a limited number of these steps. Examples include:

•in discovery using genetically engineered rodents, we face technical competition from companies that provide access to similar technologies, such as AbCellera Biologics Inc., Ablexis LLC, Alloy Therapeutics, Inc. Crescendo Biologics Ltd., Harbour Antibodies BV, Leveragen, Inc., Merus N.V., Regeneron Pharmaceuticals, Inc. and RenBio Inc.;
•in the field of single-cell screening, we face technical competition from companies that provide access to similar technologies, such as AbCellera Biologics Inc., Berkeley Lights Inc., HiFiBio Inc., and Sphere Fluidics Ltd.; and
•in ion channel drug discovery, we face technical competition from companies that provide similar technologies, or biological expertise, such as Charles River Labs Inc., Evotec SE, Metrion Biosciences Ltd., and WuXi AppTec.

We also face direct business competition from companies that provide antibody discovery services using technologies, such as hybridoma and display. Companies with discovery business models that include downstream payments include AbCellera Biologics Inc. and Adimab LLC. In addition, we compete with a variety of fee-for-service contract research organizations that provide services, in most cases using legacy technologies, that compete with one or more steps in our technology platform.

For a discussion of the risks we face relating to competition, see “Risk Factors—Risks Related to Our Business—The life sciences and biotech platform technology market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or sustain profitability.”

Intellectual Property

We believe that patents and other proprietary rights are important to our business. Our practice is to file patent applications to protect technology, inventions and improvements to our inventions that are considered important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

Patents are issued or pending for the technology families described below. The scope and type of patent protection provided by each patent family is defined by the claims in the various patents. Patent term may vary by jurisdiction and depend on a number of factors including potential patent term adjustments, patent term extensions, and disclaimers, and patent terms referenced below do not take into consideration such adjustments, extensions, or disclaimers. The patents and patent applications referenced below are in each case, as of March 15, 2023.

OmniAb Technology Platform

Our OmniAb therapeutic antibody platforms, including OmniRat, OmniMouse and OmniChicken, produce naturally optimized antibodies with human sequences in animals. Our OmniAb antibody platform patent portfolio includes patents and applications obtained upon the acquisition of OMT in January 2016 and Crystal Bioscience in October 2017. We own patents directed to OmniAb animals and related inventions, including 25 issued patents in the United States, six issued patents in Europe, five issued patents in Japan, three issued patents in China, and counterpart patents granted in other countries. These patents include:

•four U.S. patents directed to rodent germ cells, transgenic rodents, methods of generating transgenic rodents, and antibodies produced from transgenic rodents, and foreign counterparts including in Europe, Japan, China, and Canada, all having an expiration date in 2028 without accounting for potentially available patent term adjustments and extensions or disclaimers;
•two U.S. patents directed to our GEM assay, including gel microdrops, their use, and their method of manufacture, and foreign counterparts including in Europe, Japan, and Canada, all having an expiration date in 2029 without accounting for potentially available patent term adjustments and extensions or disclaimers;
•seven U.S. patents directed to transgenic animals including chickens, B cells isolated from transgenic chickens, and methods of producing antibodies, all having an expiration date in 2030 without accounting for potentially available patent term adjustments and extensions or disclaimers;
•one U.S. patent directed to avian gonocytes and their method of manufacture, each having an expiration date in 2031 without accounting for potentially available patent term adjustments and extensions or disclaimers;
•four U.S. patents directed to transgenic chickens and chicken germ cells, and foreign counterparts including in Europe and Canada, all having an expiration date in 2032 without accounting for potentially available patent term adjustments and extensions or disclaimers;
•four U.S. patents directed to transgenic chickens, methods of producing antibodies, and isolated antibody-producing cells, all having an expiration date in 2032 without accounting for potentially available patent term adjustments and extensions or disclaimers;
•two U.S. patents directed to transgenic rodents, methods of producing antibodies, and chimeric polynucleotides, and foreign counterparts including in Europe, China, and Japan, all having an expiration date in 2033 without accounting for potentially available patent term adjustments and extensions or disclaimers; and
•one U.S. patent directed to transgenic chickens and methods of producing antibodies having an expiration date in 2036 without accounting for potentially available patent term adjustments and extensions or disclaimers.

We also own 17 pending U.S. patent applications, 11 pending European patent applications, nine pending Japanese patent applications, four pending Chinese patent applications, and counterpart patent applications pending in other countries. Any patents issuing from these applications are expected to expire between 2028 and 2041, without accounting for potentially available patent term adjustments and extensions or disclaimers. Our partners who use the OmniAb patented technology to generate novel antibodies may be entitled to separate, additional patent protection on such antibodies.

Icagen Ion Channel Platform

In April 2020, we acquired the core assets of Icagen, LLC, an early-stage drug discovery company focused on ion channel and transporter targets. Our Icagen ion channel platform has issued patents and pending patent applications directed to X-ray fluorescence-based detection of binding events and transport across barriers and related inventions, including 22 issued patents in the United States, four issued patents in Europe, eight issued patents in Japan, and three issued patents in China. The portfolio also includes six pending U.S. patent applications and three pending European patent applications. These patents and applications are directed to methods and apparatus. The patents and applications in Icagen’s portfolio are expected to expire between 2023 and 2040, without accounting for potentially available patent term adjustments and extensions or disclaimers.

xCella Biosciences

In September 2020, we acquired xCella Biosciences. xCella’s technology includes a microcapillary platform that can screen single B cells for specificity and bioactivity, which expands our existing single B cell assay capabilities in the OmniAb technology platform. xCella owns a patent portfolio that includes four issued patents in the United States, one issued patent in China, one issued patent in Japan, five pending U.S. patent applications, six pending European patent applications, four pending Japanese patent applications, three pending Chinese patent applications, and counterpart patent applications pending in other countries. These patents and applications are directed to methods and apparatus. The patents and applications in xCella’s owned portfolio are expected to expire between 2036 and 2040, without accounting for potentially available patent term adjustments and extensions or disclaimers. Through xCella, we also have a non-exclusive license from Stanford University to a patent family directed to methods for extracting samples from microcapillary arrays, which includes two issued patents in the U.S., two issued patents in Europe, three issued patents in Japan, two issued patents in China, one pending application the U.S. and one pending application in Europe. These licensed patents and applications have an expected expiry date in 2033 and 2036, without accounting for potentially available patent term adjustments and extensions or disclaimers.

Taurus Biosciences

In September 2020, we acquired Taurus Biosciences, which added technologies for discovery and humanization of antibodies from immunized cows or cow-derived libraries to our OmniAb platform technology platform. These antibodies feature some of the longest CDR-H3s of any species, with unique genetic and structural diversity that can enable binding to challenging antigens with application in therapeutics, diagnostics and research. Through this acquisition, we own issued patents and pending patent applications relating to screening methods and antibody engineering. Taurus’ owned patent portfolio includes five U.S. patents, two granted European patents, two granted Japanese patents, one pending Japanese patent application, one granted Australian patent, one granted Chinese patent, one pending Chinese patent application, one granted Canadian patent and one pending Canadian patent application. These patents and applications are directed to methods of generating combinatorial human antibody libraries, methods of affinity maturation of antibodies, humanized antibodies with ultralong CDRs, and bovinized human antibodies comprising ultralong CDRs. The patents and applications in Taurus’ owned portfolio are expected to expire between 2029 and 2034, without accounting for potentially available patent term adjustments and extensions or disclaimers. Through Taurus, we also have an exclusive license from The Scripps Research Institute to technology related to ultralong CDR-H3s. This licensed portfolio includes three issued patents in the U.S., one issued patent in Japan, and two issued patents in Australia. These licensed patents have an expected expiry date in 2033, without accounting for potentially available patent term adjustments and extensions or disclaimers.

Ab Initio

In July 2019, we acquired Ab Initio. Ab Initio owns a portfolio of issued patents and pending patent applications directed to SIRP-gamma polypeptides and apelin (“APJ”) receptor binding domains that includes three issued patents in the United States, one issued patent in Europe, one pending patent application in Europe, one issued patent and one pending patent application in Japan, one issued patent and one pending patent application in China and one pending patent application in Canada. These patents and applications are directed to composition-of-matter and methods of use. The patents and applications in Ab Initio’s owned portfolio are expected to expire between 2036 and 2040, without accounting for potentially available patent term adjustments and extensions or disclaimers. Through Ab Initio, we also have an exclusive license from Stanford University directed to screening methods using transmembrane and cell-surface proteins and related compositions and kits. This licensed portfolio includes four issued patents in the U.S., two pending applications in Japan, one pending application in Europe and an issued patent in China. The patents and application in the licensed portfolio are expected to expire between 2034 and 2035, without accounting for potentially available patent term adjustments and extensions or disclaimers.

We also use trademark rights to protect our brand. As of March 15, 2023, we own a total of 22 registered United States trademarks, eight pending United States trademarks, 131 registered foreign trademarks in various countries including China, the European Union, and Japan, and eight pending foreign trademarks in various countries around the world. Our trademarks include our company name OMNIAB and product-specific names such as OMNICHICKEN, OMNICLIC, OMNIFLIC, OMNIMOUSE, OMNIRAT, and OMNITAUR, as well as slogans and marketing taglines such as “3 SPECIES, 1 LICENSE®,” “ABSOLUTELY OMNIAB®,” “ANIMAL INTELLIGENCE™,” “BIOLOGICAL INTELLIGENCE,” and “NATURALLY OPTIMIZED HUMAN ANTIBODIES®.”

Commercial

Our license agreements are negotiated separately for each discovery partner, and as a result, the financial terms and contractual provisions vary from agreement to agreement. We structure our license agreements with our partners to include: (i) payments for technology access and payments for performance of research services; (ii) downstream payments in the form of preclinical, intellectual property, clinical, regulatory, and commercial milestones; and (iii) royalties on net sales of our partners’ products, if any. We succeed when our partners are successful and our agreements are structured to align economic and scientific interests.

We partner with drug developers of all sizes, from large cap pharmaceutical to small biotechnology companies and academic institutions. Our pharmaceutical and biotechnology partners are predominantly based in the United States, Europe, and China.

As of December 31, 2022, we had 95 full-time employees in the United States including 74 employees engaged in research and development.

Our strategy involves:

•Providing the best antibody discovery engine to our partners through continued investment and innovation
•Giving our partners optionality and flexibility to use components of our technology to broaden our potential customer base
•Working with partners to guide our investment and development priorities to expand our current partnerships
•Expanding the reach of our technology to new partners of all sizes in the drug development industry
•Delivering a complete solution through investment in infrastructure, resources and expertise to execute early-stage discovery

As of December 31, 2022, our business development and marketing function had three dedicated business development professionals, and two dedicated marketing professionals. Our business development and marketing team has been complemented with research and development staff attending a variety of scientific conferences, which has helped increase the business development pipeline. We plan to further expand our commercial sales, marketing and business development teams.

Government Regulation

Regulation of Drugs and Biological Products and Coverage and Reimbursement

Government authorities in the United States, at the federal, state and local level, and in the European Union (“EU”) and other countries and jurisdictions, extensively regulate, the research, development, testing, manufacturing, quality control, safety, effectiveness, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drugs and biological products such as those that our partners develop. Our partners must obtain the requisite approvals from the applicable regulatory authority prior to the commencement of clinical studies. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and biologics under the FDCA and the Public Health Service Act. In the EU, the European Commission and national competent authorities of the EU member states regulate the development and marketing of medicinal products, including biologics. Prior to obtaining approval to commercialize a therapeutic candidate in the United States, EU or otherwise abroad, our partners must demonstrate with substantial evidence from well-controlled non-clinical studies and clinical trials, and to the satisfaction of the FDA, European Medicines Agency (“EMA”) or comparable foreign regulatory agencies, that such drugs are safe and effective, or in the case of biologics in the United States, safe, pure, and potent, for their intended use. FDA approval of a New Drug Application (“NDA”) or Biologics License Application (“BLA”) or supplement, or European Commission or national competent authority of an EU member state granting of a marketing authorization (“MA”) in the EU, is required before any new drug or biologic can be marketed. If we or our partners fail to comply with applicable laws or regulations at any time, we or our partners may become subject to sanctions or other legal consequences, including among other things, delays in developing therapeutics, restrictions on marketing or manufacturing, withdrawal of products, product recalls, or the imposition of civil or criminal penalties. In addition we and our partners are subject to additional healthcare regulation and enforcement under laws related to, among other things, state, federal and foreign anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers.

Sales of therapeutics will depend substantially, both domestically and internationally, on the extent to which the costs of such therapeutics are paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Further, in the United States, the pharmaceutical industry has been the subject of major legislative initiatives that may affect the ability to profitably commercialize drugs, and similar developments in the EU may occur. For example, in August 2022 the Inflation Reduction Act of 2022 was signed into law and, among other things, it requires: manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025).

FDA Regulation of Intentionally Genetically Altered Animals

The FDCA provides the FDA with authority to regulate as a drug intentionally genetically altered (“IGA”) animals, including where such animals are intended to produce human drugs. In general, any new animal drug is deemed unsafe and adulterated unless FDA has approved a new animal drug application (“NADA”) for its intended use, or unless such drug is only for investigational use and conforms to specified exemptions for such use under an Investigational New Animal Drug (“INAD”) exemption. However, although IGA animals may be subject to premarket approval requirements or the requirement for an INAD when used in research and development, in some circumstances the FDA has not required INADs or NADAs for such IGA animals. For example, in a draft guidance issued in January 2017, the FDA stated its intention to exercise enforcement discretion in a risk-based manner with regard to INAD and NADA requirements for certain IGA animals that are nonfood-producing species, taking into consideration the relative human, animal and environmental risks posed by such animals. The FDA has also stated it may modify its approach with respect to INAD or NADA requirements for other kinds or uses of animals based on its evaluation of risks. Failure to comply with applicable requirements may subject a company to FDA enforcement action, as noted above.

Data Privacy & Security

Numerous state, federal and foreign laws, regulations, and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, including clinical trial data, and could apply now or in the future to our operations or the operations of our partners. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

For a discussion of the risks associated with government regulations applicable to us and our partners, see “Item 1A. Risk Factors” elsewhere in this Annual Report.

Employees and Human Capital Resources

We recognize and take care of our employees by offering a wide range of competitive pay, recognition, and benefit programs. We are proud to provide our employees the opportunity to grow and advance as we invest in their career development. As of December 31, 2022, we have 95 employees, including 74 employees engaged in research and development and 26 with Ph.D degrees. We have established employee resource group committees to further employee and community engagement around meaningful initiatives which include women in science, environmental and diversity, equity and inclusion.

We rely on skilled, experienced, and innovative employees to conduct the operations of our company. Our key human capital objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. We frequently benchmark our compensation practices and benefits programs against those of comparable industries and in the geographic areas where our facilities are located. We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled labor throughout our organization. Our notable health, welfare and retirement benefits include:

•equity awards;
•subsidized health insurance;
•401(k) Plan with matching contributions;
•tuition assistance program; and
•paid time off.

We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. Our employees have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline. Any report of inappropriate behavior is promptly investigated with appropriate action taken to stop such behavior.

Corporate History and Background

We were initially incorporated as Avista Public Acquisition Corp. II (“APAC”), an exempted company in the Cayman Islands, on February 5, 2021. On October 31, 2022, APAC deregistered in the Cayman Islands and was domesticated as a corporation under the State of Delaware, and in connection with which APAC changed its name to “OmniAb, Inc.”.

On November 1, 2022 (the “Closing Date”), in accordance with the terms of the Separation and Distribution Agreement, dated as of March 23, 2022 (the “Separation Agreement”), among APAC, Ligand Pharmaceuticals Incorporated (“Ligand”), OmniAb Operations, Inc. (formerly known as OmniAb, Inc.) (“Legacy OmniAb”), Ligand transferred the Legacy OmniAb business, including certain related subsidiaries of Ligand, to Legacy OmniAb and made a contribution to the capital of Legacy OmniAb (the “Separation”). Following the Separation, as contemplated by the Separation Agreement, Ligand distributed on a pro rata basis to its stockholders all of the common stock of Legacy OmniAb (the “Legacy OmniAb Common Stock”) held by Ligand, such that each holder of the common stock of Ligand (“Ligand Common Stock”) was entitled to receive one share of Legacy OmniAb Common Stock for each share of Ligand Common Stock held by such holder as of the record date for the distribution (the “Distribution”).

Immediately thereafter, we consummated the merger (the “Merger”) pursuant to that certain Merger Agreement, dated as of March 23, 2022 (the “Merger Agreement”), by and among us (formerly known as APAC), Ligand Pharmaceuticals Incorporated (“Ligand”), OmniAb Operations, Inc. (formerly known as OmniAb, Inc.) (“Legacy OmniAb”), and Orwell Merger Sub Inc. (“Merger Sub”), pursuant to which Merger Sub merged with and into Legacy OmniAb, with Legacy OmniAb becoming our wholly owned subsidiary (the “Business Combination” and collectively with the other transactions described in the Merger Agreement, the “Transactions”) The closing of the Transactions on the Closing Date is referred to herein as the “Closing”.

Unless the context otherwise requires, “we,” “us,” “our,” “OmniAb” and the “Company” refer to OmniAb, Inc., a Delaware corporation (formerly known as APAC), and its subsidiaries following the Closing. Unless the context otherwise requires, references to “APAC” refer to Avista Public Acquisition Corp. II prior to the Closing. All references herein to the “Sponsor” refer to Avista Acquisition LP II, the sponsor of APAC, and to the “Board” refer to the board of directors of OmniAb.

Available Information

Financial and other information about us is available on our website at www.omniab.com. We make available on our website, without charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may obtain copies of these documents by visiting the SEC’s website at www.sec.gov. In addition, we may use Twitter (@OmniAbTech) and our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor our Twitter account and our website, in addition to following our press releases, SEC filings, public conference calls and webcasts. These website addresses and the information accessible through our Twitter account are not intended to function as hyperlinks, and the information contained in our website and in the SEC’s website is not intended to be a part of this filing.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment in our securities. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our securities could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition. In this section, we first provide a summary of the principal risks and uncertainties we face and then provide a full set of risk factors and discuss them in greater detail.

Summary of Risks Related to our Business:

Our business is subject to numerous risks and uncertainties, including those described below. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

•We have incurred losses on an as-reported basis for the last three years, and we may not be able to generate sufficient revenue to achieve and maintain profitability.
•Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
•Our commercial success depends on the quality of our antibody discovery platform and technological capabilities and their acceptance by new and existing partners in our market.
•Our future success is dependent on the eventual approval and commercialization of products developed by our partners for which we have no control over the clinical development plan, regulatory strategy or commercialization efforts.
•If we cannot maintain and expand current partnerships and enter into new partnerships, our future operating results would be adversely affected.
•Our partners may not achieve projected discovery and development milestones and other anticipated key events in the expected timelines or at all, which could have an adverse impact on our business and could cause the price of our common stock to decline.
•The life sciences and biotech platform technology market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or sustain profitability.
•We rely on third parties to host our mouse and rat colonies to supply laboratory equipment and materials.
•If we are unable to obtain and maintain sufficient intellectual property protection for our platform and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies or a platform similar or identical to ours, and our ability to successfully sell our platform and services may be impaired.
•We rely on in-licenses from third parties. If we lose these rights, our business may be materially and adversely affected, our ability to develop improvements to our technology platform and antibody discovery platform may be negatively and substantially impacted, and if disputes arise, we may be subjected to future litigation, as well as the potential loss of or limitations on our ability to incorporate the technology covered by these license agreements.
•Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.
•The market price of our Common Stock and Warrants is likely to be highly volatile, and you may lose some or all of your investment.
•Sales of a substantial number of our securities in the public market by the Selling Securityholders and/or by our existing securityholders could cause the prices of our Common Stock and Warrants to fall.

Risks Related to Our Business

We have incurred losses on an as-reported basis for the last three years, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

Historically, we have incurred net losses, as reported on a combined basis. For the years ended December 31, 2022 and 2021, our revenue was $59.1 million and $34.7 million, respectively. For the years ended December 31, 2022 and 2021, our net loss was $22.3 million and $27.0 million, respectively. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we invest in research and development activities to improve our OmniAb technology platform, market and sell our technologies to existing and new partners, add operational, financial and management information systems and personnel to support our operations and incur additional costs associated with operating as a public company.

Our expenses could increase beyond expectations for a variety of reasons, including as a result of our growth strategy and the expansion of our operations. We will need to generate significant additional revenue to achieve and sustain profitability and even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business and maintain our research and development efforts. A decline in the value of our company could also cause you to lose all or part of your investment.

Our revenue has fluctuated from period to period, and our revenue for any historical period may not be indicative of results that may be expected for any future period.

Service and license revenue are generated by research activities that we perform for our partners and technology access fees, the timing and nature of which are dictated by the commencement of discovery campaigns selected by our partners. We also generate milestone payments upon the achievement of development milestones by our partners with respect to the antibodies discovered using our platform and royalties based on the net sales of any products commercialized by our partners. As a result, we will be prone to fluctuations in our revenue depending on the timing of our entry into license agreements with our partners, our partners initiating discovery programs, and our partners achieving development milestones or commercial sales with respect to therapeutic candidates utilizing antibodies discovered using our platform. The timing and likelihood of payments to us under these agreements is dependent on our partners’ successful utilization of the antibodies discovered using our platform, which is outside of our control. Because of these factors, our revenue could vary materially from quarter to quarter from our forecasts.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•the level of demand for our technology platform and solutions, which may vary significantly;
•the timing and cost of, and level of investment in, research, development and commercialization activities relating to our platform and technology and any of our internal development programs, which may change from time to time;
•the start and completion of programs in which our platform is utilized;
•the timing of and the degree to which our partners successfully develop, secure marketing approvals for and commercialize any therapeutic candidates based on the antibodies discovered using our platform;
•the introduction of new technologies, platform features or software, by us or others in our industry;
•expenditures that we may incur to acquire, develop or commercialize additional platform technologies;
•the degree of competition in our industry and any change in the competitive landscape of our industry, including consolidation among our competitors or future partners;
•the level of demand for any products commercialized by our partners, which may vary significantly;
•natural disasters, outbreaks of disease or public health crises, such as the COVID-19 pandemic;
•the timing and nature of any future acquisitions or strategic partnerships;
•future accounting pronouncements or changes in our accounting policies; and
•changes in general market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results and revenues. This variability and unpredictability could result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

Our commercial success depends on the quality of our antibody discovery platform and technological capabilities and their acceptance by new and existing partners in our market.

We utilize our OmniAb technology platform to discover antibodies for further development and potential commercialization by our partners. As a result, the quality and sophistication of our platform is critical to our ability to conduct our research discovery activities and to deliver more promising antibodies and other drugs and to accelerate and lower the costs of discovery as compared to traditional methods for our partnerships. In particular, our business depends, among other things, on:

•our platform’s ability to successfully identify antibodies with therapeutic potential on the desired timeframes;
•our ability to execute on our strategy to enter into new partnerships with new or existing partners with economic terms that are acceptable to us;
•our ability to increase awareness of the capabilities of our technology and solutions;
•our partners’ and potential partners’ willingness to adopt new technologies;
•whether our platform reliably provides advantages over legacy and other alternative technologies and is perceived by partners to be cost effective;
•the rate of adoption of our technologies by pharmaceutical and biotechnology companies of all sizes and capabilities;
•the prices we charge for our technology access and the research services we perform;
•the relative reliability and robustness of our platform;
•our ability to develop new solutions for partners;
•whether competitors develop a platform that enables antibody discovery more effectively than our platform;
•the status of the market for next-generation biologics, which may become less attractive due to business, competitive or regulatory factors;
•the timing and scope of any approval that may be required by the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), comparable foreign authorities or any other regulatory body to commercialize therapeutic candidates that are developed based on antibodies or other drugs discovered using our platform;
•the impact of our investments in innovation and commercial growth; and
•our ability to further validate our technology through research and accompanying publications.

There can be no assurance that we will successfully address any of these or other factors that may affect the market acceptance of our platform. Failure of antibodies discovered using our platform can occur at any stage of discovery, preclinical or clinical development, and any such failures may reduce our partners’ confidence in our platform. We also believe that pharmaceutical and biotechnology companies are likely to be particularly sensitive to defects and errors in the use of our platform, including if our platform fails to deliver meaningful acceleration of certain research timelines accompanied by results at least as good as the results generated using legacy or other alternative technologies. There can be no guarantee that our platform will meet the expectations of pharmaceutical and biotechnology companies. If we are unsuccessful in achieving and maintaining market acceptance of our platform, our business, financial condition, results of operations and prospects could be adversely affected.

Our future success is dependent on the eventual approval and commercialization of products developed by our partners for which we have no control over the clinical development plan, regulatory strategy or commercialization efforts.

Our business model is dependent on the eventual progression of therapeutic candidates discovered or initially developed utilizing our platform into clinical trials and commercialization. This requires us to attract partners and enter into agreements with them that contain obligations for the partners to pay us milestone payments as well as royalties on sales of approved products for the therapeutic candidates they develop that are generated utilizing our platform. Given the nature of our relationships with our partners, we do not control the progression, clinical development, regulatory strategy or eventual commercialization, if approved, of these therapeutic candidates. As a result, our future success and the potential to receive milestones and royalties are entirely dependent on our partners’ efforts over which we have no control. Additionally, unless publicly disclosed by our partners, we do not have access to information related to our partners’ clinical trial results, including serious adverse events, or ongoing communications with the FDA or other foreign regulatory authorities regarding our partners’

current clinical programs, which limits our visibility into how such programs may be progressing. If our partners determine not to proceed with the future development of a drug candidate discovered or initially developed utilizing our platform, or if they implement clinical or regulatory strategies that ultimately do not result in the further development or approval of the therapeutic candidates, we will not receive the benefits of our partnerships, which may have a material and adverse effect on our operations.

In addition, biopharmaceutical development is inherently uncertain and very few therapeutic candidates ultimately progress through clinical development and receive approval for commercialization. If our partners do not receive regulatory approval for a sufficient number of therapeutic candidates originating from our partnerships, we may not be able to sustain our business model. Further, we have little control over how diversified our portfolio of potential milestone payments or royalties will end up being.

In addition, we do not control the timing of disclosure by our partners of any milestones or other information related to any therapeutic candidates generated using our platform. Any disclosure by us or our partners of data or other information regarding any such therapeutic candidates that is perceived as negative may have a material adverse impact on our stock price or overall valuation. Our stock price may also decline as a result of negative clinical trial results, including adverse safety events involving any drug candidate that is subject to one of our partnerships.

We may need to raise additional capital to fund our existing operations and achieve our goals. If we are unable to raise additional capital when needed on acceptable terms or generate cash flows necessary to maintain or expand our operations, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Based on our current business plan, we believe our existing cash and cash equivalents, together with our anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. If such cash and cash equivalents, together with our anticipated cash flow from operations, are insufficient to satisfy our liquidity requirements including because of increased expenditures or lower demand for our platform, or the realization of other risks described in this report, we may be required to raise additional capital prior to such time through issuances of public or private equity or debt financings or other capital sources. Such additional financing may not be available on terms acceptable to us or at all.

In any event, we may consider raising additional capital in the future to expand our business, to pursue strategic investments or acquisitions, to take advantage of favorable market conditions or financing opportunities or for other reasons, even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements will depend on many factors, including, but not limited to:

•our ability to achieve revenue growth;
•the costs of expanding our operations, including our business development and marketing efforts;
•our rate of progress in selling access to our platform and marketing activities associated therewith;
•our rate of progress in, and cost of research and development activities associated with, our platform technologies and our internal development programs to the extent we pursue any such programs;
•the effect of competing technological and market developments;
•the impact of the COVID-19 pandemic or other epidemic diseases on global social, political and economic conditions;
•our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents and other intellectual property and proprietary rights; and
•the costs associated with any technologies that we may in-license or acquire.

The various ways we could raise additional capital carry potential risks. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

If we are unable to obtain adequate financing, if we require it, when needed or on terms acceptable to us, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we cannot maintain and expand current partnerships and enter into new partnerships, our future operating results would be adversely affected.

We primarily focus our efforts on the discovery of antibodies for our partners, who can select a target and define the antibody properties needed for therapeutic development or use our technology directly in their own labs. As a result, our success depends on our ability to maintain and expand the number and scope of our partnerships. Many factors may impact the success of these partnerships, including our ability to perform our obligations, our partners’ satisfaction with our solutions and technologies, our partners’ ability to successfully develop, secure regulatory approval for and commercialize therapeutic candidates using antibodies discovered using our platform, our partners’ internal priorities (including fluctuations in research and developments budgets), our partners’ resource allocation decisions and competitive opportunities, disagreements with partners, the costs required of either party to the partnerships and related financing needs, and operating, legal and other risks in any relevant jurisdiction. Our existing partners may cease to use our technologies depending on their own technological developments, availability of other competing technologies and internal decisions regarding allocation of time and resources to the discovery and development of therapeutic candidates, over which we have no control. Our existing and future partners may have limited bandwidth to initiate new programs, which could limit their adoption or scale of application of our technologies.

We engage in conversations with companies regarding potential partnerships on an ongoing basis. These conversations may not result in a commercial agreement. Even if an agreement is reached, the resulting relationship may not be successful, including due to our inability to discover any usable antibodies for the selected targets or the antibodies that we do discover may not be successfully developed or commercialized by our partners. In such circumstances, we would not generate any substantial revenues from such a partnership in the form of technology access fees, service fees, milestone payments, royalties or otherwise. Speculation in the industry about our existing or potential partnerships may be a catalyst for adverse speculation about us, or our platform, which can adversely affect our reputation and our business.

We cannot assure investors that we will be able to maintain or expand our existing partnerships or that our technologies will achieve adequate market adoption among new partners. Any failure to increase penetration in our existing markets or new markets would adversely affect our ability to improve our operating results.

In recent periods, we have depended on a limited number of partners for our revenue, the loss of any of which could have an adverse impact on our business.

In recent periods, a limited number of partners accounted for a significant portion of our revenue. For the years ended December 31, 2022 and 2021, three of our partners accounted for 72% and 63% respectively, of our revenue, and 36 and 26 partners accounted for the remaining 28% and 37%, respectively, of our revenue. While moving forward we expect to diversify the number of partners and programs, in the near term these partners represent a large portion of potential revenue. Our license agreements are typically terminable by our partners without penalty with specified notice, which would terminate their access to our technology platform, although we would retain downstream economics on any OmniAb-derived antibody. As a result, if we fail to maintain our relationships with these partners or if these partners discontinue their programs, our future results of operations could be materially and adversely affected.

Biopharmaceutical development is inherently uncertain, and it is possible that none of the therapeutic candidates discovered using our platform that are further developed by our partners will become viable commercial products, on a timely basis or at all.

We use our platform to offer antibody drug-discovery programs to partners who are engaged in drug discovery and development. These partners include pharmaceutical and biotechnology companies of all sizes. While we receive upfront payments generated through our receipt of service revenue and technology access fees, we expect that the vast majority of the economic value of the agreements we enter into with our partners is in the downstream payments that we may receive upon achievement of development milestones and royalties on sales of any approved products. As a result, our future growth is dependent on the ability of our partners to successfully develop and commercialize therapies based on antibodies discovered using our platform. Due to our reliance on our partners, the risks relating to product development, regulatory clearance, authorization or approval and commercialization apply to us derivatively through the activities of our partners. While we believe our platform is capable of identifying high quality antibodies, there can be no assurance that our partners will successfully develop, secure marketing approvals for and commercialize any therapeutic candidates based on the antibodies discovered using our platform. As a result, we may not realize the intended benefits of our partnerships.

Neither we nor our partners are permitted to market any therapeutic candidate until we or they receive regulatory approval of a New Drug Application (“NDA”) or Biologics License Application (“BLA”) from the FDA in the United States or until we or they receive regulatory approval from foreign regulatory authorities in other countries. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a therapeutic candidate’s clinical development and may vary among jurisdictions.

For instance, the regulatory landscape related to clinical trials in the European Union (the “EU”) recently evolved. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies.

Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

It is currently unclear to what extent the United Kingdom (“UK”) will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation).

On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency (“MHRA”) launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation is being closely watched and will determine whether the UK chooses to align with the (EU) CTR or diverge from it to maintain regulatory flexibility. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. A decision by the UK Government not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

Further, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is currently expected during the first quarter of 2023. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024 or early of 2025) may have a significant impact on the biopharmaceutical industry in the long term.

If we or our partners are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, development plans may be impacted.

Prior to obtaining approval to commercialize a therapeutic candidate in the United States or abroad, our partners must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, EMA or comparable foreign regulatory agencies, that such therapeutic candidates are safe and effective, or in the case of biologics in the U.S., safe, pure, and potent, for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we or our partners believe the nonclinical or clinical data for any therapeutic candidates are promising, such data may not be sufficient to support approval by the FDA and other comparable regulatory authorities.

The FDA or comparable foreign regulatory bodies can delay, limit or deny approval of therapeutic candidates or could require our partners to conduct additional nonclinical or clinical testing or abandon a program for a number of reasons. Due to the uncertain, time-consuming and costly clinical development and regulatory approval process, our partners may not successfully develop any therapeutic candidates with the antibodies discovered using our platform, or our partners may choose to discontinue the development of these therapeutic candidates for a variety of reasons, including due to safety, risk versus benefit profile, exclusivity, competitive landscape, commercialization potential, production limitations or prioritization of their resources. It is possible that substantially all of these therapeutic candidates will never receive regulatory approval and, even if approved, such therapeutic candidates may never be successfully commercialized.

In addition, even if these therapeutic candidates receive regulatory approval in the United States, our partners may never obtain approval or commercialize such therapeutic candidates outside of the United States, which would limit their full market potential and therefore our ability to realize their potential downstream value. Furthermore, approved therapeutic candidates may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited. Likewise, our partners have to make decisions about which clinical stage and preclinical therapeutic candidates to develop and advance, and our partners may not have the resources to invest in all of the therapeutic candidates that contain antibodies discovered using our platform, or clinical data and other development considerations may not support the advancement of one or more therapeutic candidates. Decision-making about which therapeutic candidates to prioritize involves inherent uncertainty, and our partners’ development program decision-making and resource prioritization decisions, which are outside of our control, may adversely affect the potential value of those partnerships. Additionally, subject to its contractual obligations to us, if one more of our partners is involved in a business combination, the partner might deemphasize or terminate the development or commercialization of any drug candidate that utilizes an OmniAb-derived antibody. If one of our strategic partners terminates its agreement with us, we may find it more difficult to attract new partners.

We are also subject to industry-wide FDA and other regulatory risk. The number of BLAs and NDAs approved by the FDA varies significantly over time and if there were to be an extended reduction in the number of BLAs or NDAs approved by the FDA, the industry would contract and our business would be materially harmed.

Our partners’ failure to effectively advance, market and sell suitable therapeutic candidates with the antibodies that discovered using our platform could have a material adverse effect on our business, financial condition, results of operations and prospects, and cause the market price of our common stock to decline. In addition to the inherent uncertainty in drug development addresses above, our ability to forecast our future revenues may be limited.

The failure of our partners to meet their contractual obligations to us could adversely affect our business.

Our reliance on our partners poses a number of additional risks, including the risk that they may not perform their contractual obligations to us, in compliance with applicable legal or contractual requirements, in a timely manner or at all; they may not maintain the confidentiality of our proprietary information; and disagreements or disputes could arise that could cause delays in, or termination of, the research, development or commercialization of products using our antibodies or result in litigation or arbitration.

In addition, certain of our partners are large, multinational organizations that run many programs concurrently, and we are dependent on their ability to accurately track and make milestone payments to us pursuant to the terms of our agreements with them. Any failure by them to inform us when milestones are reached and make related payments to us could adversely affect our results of operations.

Moreover, some of our partners are located in markets subject to political and social risk, corruption, infrastructure problems and natural disasters, and are often subject to country-specific privacy and data security risk, as well as burdensome legal and regulatory requirements. Any of these factors could adversely impact their financial condition and results of operations, which could impair their ability to meet their contractual obligations to us, which may have a material adverse effect on our business, financial condition and results of operations.

Our partners have significant discretion in determining when and whether to make announcements, if any, about the status of our partnerships, including about clinical developments and timelines for advancing collaborative programs, and the price of our common stock may decline as a result of announcements of unexpected results or developments.

Our partners have significant discretion in determining when and whether to make announcements about the status of our partnerships, including about preclinical and clinical developments and timelines for advancing antibodies discovered using our platform. We do not plan to disclose the development status and progress of individual therapeutic candidates of our partners, unless and until those partners do so first. Our partners may wish to report such information more or less frequently than we desire to or may not wish to report such information at all, in which case we would not report that information either. In addition, if partners choose to announce a collaboration with us, there is no guarantee that we will recognize research discovery fees in that quarter or even the following quarter, as such fees are not payable to us until our partner begins discovery activities. The price of our common stock may decline as a result of the public announcement of unexpected results or developments in our partnerships, or as a result of our partners withholding such information.

Our partners may not achieve projected discovery and development milestones and other anticipated key events in the expected timelines or at all, which could have an adverse impact on our business and could cause the price of our common stock to decline.

From time to time, we may make public statements regarding the expected timing of certain milestones and key events, as well as regarding developments and milestones under our partnerships, to the extent that our partners have publicly disclosed such information or permit us to make such disclosures. Our partners may from time to time make statements about their goals and expectations for partnerships with us. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or our current and future partners’ discovery and development programs, the amount of time, effort, and resources committed by us and our current and future partners, and the numerous uncertainties inherent in the development of therapeutics. As a result, there can be no assurance that our partners’ current and future programs will advance or be completed in the time frames we or they expect. If our partners fail to achieve one or more of these milestones or other key events as planned, our business could be materially and adversely affected and the price of our common stock could decline.

We may be unable to manage our current and future growth effectively, which could make it difficult to execute our business strategy.

As we continue to execute on our business strategy, we anticipate further growth in our business operations. This growth requires managing complexities across all aspects of our business, including complexities associated with increased research and development and business development and marketing operations. As we seek to increase the number of our partnered programs, expand the scope of our existing partnerships and further develop our technological capabilities, we may need to incorporate new equipment, implement new technology systems and laboratory processes and hire new personnel with specialized qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher technology development costs, declining technology development quality, deteriorating program management success, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our platform, and could damage our reputation and the prospects for our business.

To manage our anticipated growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management team may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing our growth. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, and our ability to develop and commercialize our platform and compete effectively, will depend, in part, on our ability to effectively manage increased program demand and the growth in our operations.

Our platform utilizes various species of animals that could contract disease or die and could otherwise subject us to controversy and adverse publicity, which may interrupt our business operations or harm our reputation.

Our platform utilizes animals to discover and produce antibodies. We cannot completely eliminate the risks of animals contracting disease, or a natural or man-made disaster that could cause death to valuable production animals, in our vivarium facilities, or those of the contract research organizations (“CROs”) that maintain our mouse and rat colonies. We cannot make any assurance that we or our CROs will be able to contain or reverse any such instance of disease. Although we maintain backup colonies of our animals, disease or death on a broad scale could materially interrupt business operations as animals are a key part of our antibody discovery programs, which could have a material adverse effect on our results of operations and financial condition.

Further, genetic engineering and testing of animals has been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals in the United States, the EU and other jurisdictions have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities and the ability for us and our partners to use our technology platform could be interrupted or delayed, our costs could increase and our reputation could be harmed.

We have invested, and expect to continue to invest, in research and development efforts that further enhance our antibody discovery platform. Such investments in technology are inherently risky and may affect our operating results. If the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.

We have historically dedicated a substantial portion of our resources on the development of our platform and the technology that it incorporates. These investments may involve significant time, risks, and uncertainties, including the risk that the expenses associated with these investments may affect operating results and that such investments may not generate sufficient technological advantage relative to alternatives in the market which would, in turn, impact revenues to offset liabilities assumed and expenses associated with these new investments.

The industry in which we operate changes rapidly as a result of technological and drug developments, which may render our solutions less desirable. We believe that we must continue to invest a significant amount of time and resources in our platform and technology to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, or if our technology platform is not able to accelerate the process of antibody drug discovery as quickly as we anticipate, our revenue and operating results may be adversely affected.

The life sciences and biotech platform technology market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or sustain profitability.

We face significant competition in the market for technologies that enable the discovery and development of therapeutic antibodies. Our technologies address antibody therapeutic discovery challenges that are addressed by other platform technologies controlled by companies that have a variety of business models, including the development of internal pipelines of therapeutics, technology licensing, and the sale of instruments and devices. Examples of technical competition at different steps of our technology platform include:

•in discovery using genetically engineered rodents, we face technical competition from companies that provide access to similar technologies, such as AbCellera Biologics Inc., Ablexis LLC, Alloy Therapeutics, Inc. Crescendo Biologics Ltd., Harbour Antibodies BV, Merus N.V., Regeneron Pharmaceuticals, Inc. and RenBio Inc.;
•in the field of single-cell screening, we face technical competition from companies that provide access to similar technologies, such as AbCellera Biologics Inc., Berkeley Lights Inc., HiFiBio Inc., and Sphere Fluidics Ltd.; and
•in ion channel drug discovery, we face technical competition from companies that provide similar technologies, or biological expertise, such as Charles River Labs Inc., Evotec SE, Metrion Biosciences Ltd., and WuXi AppTec.

We also face direct business competition from companies that provide antibody discovery services using technologies, such as hybridoma and display. Companies with discovery business models that include downstream payments include AbCellera Biologics Inc. and Adimab LLC. In addition, we compete with a variety of fee-for-service contract research organizations that provide services, in most cases using legacy technologies, that compete with one or more steps in our technology platform. In addition, our partners may also elect to develop their workflows on legacy systems rather than rely on our platform.

Our competitors and potential competitors may enjoy a number of competitive advantages over us. For example these may include longer operating histories, larger customer bases, greater brand recognition and market penetration, greater financial resources, greater technological and research and development resources, better system reliability and robustness, greater selling and marketing capabilities, and integrated manufacturing capabilities.

As a result, our competitors and potential competitors may be able to respond more quickly to changes in customer requirements, devote greater resources to the development, promotion and sale of their platforms or instruments than we can or sell their platforms or instruments, or offer solutions competitive with our platform and solutions at prices designed to win significant levels of market share. In addition, we may encounter challenges in marketing our solutions with our pricing model, which is structured to capture the potential downstream revenues associated with therapeutic candidates that were discovered using our platform. Our partners and potential partners may prefer one or more pricing models employed by our competitors that involve upfront payments rather than downstream revenues. We may not be able to compete effectively against these organizations.

In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Certain of our competitors may be able to secure key inputs from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to technology and platform development than we can. If we are unable to compete successfully against current and future competitors, we may be unable to increase market adoption and sales of our platform, which could prevent us from increasing our revenue or sustaining profitability.

Our management uses certain key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions and such metrics may not accurately reflect all of the aspects of our business needed to make such evaluations and decisions, in particular as our business continues to grow.

In addition to our financial results, our management regularly reviews a number of operating and financial metrics, including the number of active partners, the number of active programs, the number and progress of active clinical programs, and the number and commercial progress of approved products, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that these metrics are representative of our current business; however, these metrics may not accurately reflect all aspects of our business, and we anticipate that these metrics may change or may be substituted for additional or different metrics as our business grows and as we introduce new solutions. In addition, we are highly dependent on information provided by our partners as to the status of their development programs. To the extent such information is later shown to be inaccurate, our metrics and forecasts could be materially and adversely affected. If our management fails to review other relevant information or change or substitute the key business metrics they review as our business grows, or if our metrics prove inaccurate or unrepresentative based on information provided by our partners or otherwise, their ability to accurately formulate financial projections and make strategic decisions may be compromised and our business, financial results and future growth prospects may be adversely impacted.

We rely on third parties to host our mouse and rat colonies, and these third parties may not perform satisfactorily which could delay, prevent or impair our partnership programs and research and development efforts.

We do not own or operate vivarium facilities for our mouse and rat colonies and have no plans to expand our vivarium facilities beyond those that house our chickens. We rely, and expect to continue to rely, on third-party CROs to host our mice and rats and to conduct certain research services for us and our partners, such as animal breeding, genotyping and animal distribution. We have limited control over the performance by these third parties, including with respect to maintaining adequate quality control, quality assurance and qualified personnel, and to performing their services in compliance with applicable scientific and regulatory requirements. If these third parties are unable to continue maintaining our mice and rats in accordance with our specifications or on commercially reasonable terms, or otherwise perform in a substandard manner, the discovery activities for our partners may be delayed. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms or at all. Switching or adding additional vivarium facilities involves additional cost and requires our management’s time and focus. In addition, there is a natural transition period when a new facility commences work. As a result, delays may occur, which can materially impact our ability to meet our partners’ discovery timelines. Though we carefully manage our relationships with these third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, results of operations, financial condition and prospects.

We rely on a limited number of suppliers for laboratory equipment and materials and may not be able to find replacements or immediately transition to alternative suppliers.

We rely on a limited number of suppliers, or in some cases single suppliers, to provide certain consumables and equipment that we use in our laboratory operations, as well as reagents and other laboratory materials involved in the development of our technology. Fluctuations in the availability and price of laboratory materials and equipment could have an adverse effect on our ability to meet our technology development goals with our partners and thus our results from operations as well as future partnership opportunities. An interruption in our laboratory operations or technology transfer could occur if we encounter delays, quality issues or other difficulties in securing these consumables, equipment, reagents or other materials, and if we cannot then obtain an acceptable substitute. In addition, while we believe suitable additional or alternative suppliers are available to accommodate our operations, if needed, any transition to new or additional suppliers may cause delays in our processing of samples or development and commercialization of our technology. Any such interruption could significantly affect our business, financial condition, results of operations and reputation.

The sizes of the markets and forecasts of market growth for the demand of our OmniAb technology platform and other of our key performance indicators are based on a number of complex assumptions and estimates, and may be inaccurate.

We estimate annual total addressable markets and forecasts of market growth for our platform and technologies and for antibody-based therapeutics generally. We have also developed a standard set of key performance indicators in order to enable us to assess the performance of our business in and across multiple markets, and to forecast future revenue. These estimates, forecasts and key performance indicators are based on a number of complex assumptions, internal and third party estimates and other business data, including assumptions and estimates relating to our ability to generate revenue from the development of new workflows. While we believe our assumptions and the data underlying our estimates and key performance indicators are reasonable, there are inherent challenges in measuring or forecasting such information. As a result, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors and indicators. As a result, our estimates of the annual total addressable market and our forecasts of market growth and future revenue from technology access fees, service fees, milestone payments or royalties may prove to be incorrect, and our key business metrics may not reflect our actual performance. For example, if the annual total addressable market or the potential market growth for our platform is smaller than we have estimated or if the key business metrics we utilize to forecast revenue are inaccurate, it may impair our sales growth and have an adverse impact on our business, financial condition, results of operations and prospects.

Third-party payor coverage and reimbursement status of newly approved therapeutics is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for current or future products and services could limit our partners’ ability to fully commercialize therapeutic candidates generated using our platform, which would decrease our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford any therapeutics generated using our platform that our partners may develop and sell. In addition, because the therapeutics we generate may represent new classes of treatments for diseases, we and our partners cannot accurately estimate how such therapeutics would be priced, whether reimbursement could be obtained or any potential revenue generated. Sales of such therapeutics will depend substantially, both domestically and internationally, on the extent to which the costs of such therapeutics are paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, our partners may not be able to successfully commercialize some therapeutics generated with our technology. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow our partners to establish or maintain pricing sufficient to realize a sufficient return on their investment in such therapeutics, and may lead to discontinuation or deprioritization of marketing and sales efforts for such products. Changes in the reimbursement landscape may occur, which are outside of our control, and may impact the commercial viability of our technology development services and/or therapeutics generated using our technology.

There is significant uncertainty related to the insurance coverage and reimbursement of newly cleared, authorized or approved therapeutics in the United States, the EU and other jurisdictions. Due to the trend toward value-based pricing and coverage, the increasing influence of health maintenance organizations and additional legislative changes, we expect our partners to experience pricing pressures on therapeutics generated using our platform that our partners may commercialize. The downward pressure on healthcare costs in general, particularly novel therapeutics, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, which would negatively impact our ability to generate revenues.

Healthcare reform efforts aimed at lowering the price of biopharmaceutical products may impact our ability to maintain sufficient profits.

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably.

In particular, in the United States, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“ACA”), was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid rebate obligation to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024. Further, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension that lasted from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic.

Further, heightened governmental scrutiny is likely to continue over the manner in which product manufacturers set prices for their marketed products, which has already resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

We expect that additional U.S. federal or foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government or foreign governments will pay for healthcare products and services, which could result in reduced demand for our products and therapeutic candidates, if approved, or additional pricing pressures. If efforts to contain the price of biopharmaceutical products are successful, the magnitude of milestone payments and royalties we would expect to receive in connection with our partners’ future prioritization and investment in developing novel biologics may be impacted. For instance, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted in the EU. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The Regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

We must adapt to rapid and significant technological change and respond to introductions of new products and technologies by competitors to remain competitive.

We provide our antibody discovery solutions and capabilities in industries that are characterized by significant enhancements and evolving industry standards. As a result, our partners’ needs are rapidly evolving. If we do not appropriately innovate and invest in new technologies, our platform may become less desirable in the markets we serve, and our partners could move to new technologies offered by our competitors, or engage in antibody discovery themselves. Without the timely introduction of new solutions and technological enhancements, our offerings will likely become less competitive over time, in which case our competitive position and operating results could suffer. Accordingly, we focus significant efforts and resources on the development and identification of new technologies and markets to further broaden and deepen our capabilities and expertise in antibody drug discovery and development. To the extent we fail to timely introduce new and innovative technologies or solutions, adequately predict our partners’ needs or fail to obtain desired levels of market acceptance, our business may suffer and our operating results could be adversely affected.

We depend on our information technology systems, and any failure of these systems could harm our business.

We depend on information technology and telecommunications systems for significant elements of our operations, including our laboratory information management system, our computational biology system, our knowledge management system, our customer reporting, our platform, our advanced automation systems, and advanced application software. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, contract management, regulatory compliance and other infrastructure operations. These implementations were expensive and required a significant effort in terms of both time and effort. In addition to the aforementioned business systems, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including laboratory operations, data analysis, quality control, customer service and support, billing, research and development activities, scientific and general administrative activities. A significant risk in implementing these systems, for example, is the integration of separate information technology and telecommunications systems.

Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious software, bugs or viruses, human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business and our reputation, and we may be unable to regain or repair our reputation in the future.

Our business development and marketing organizations are currently limited, and if we are unable to expand our personnel to reach our existing and potential partners, our business may be adversely affected.

Our business development and marketing functions are currently limited, with only two dedicated business development and two marketing employees, as of December 31, 2022. We have supported these functions with research and development staff attending a variety of scientific conferences which has helped increase the business development pipeline. We will need to expand our commercial organization in order to effectively market our solutions to existing and new partners. Competition for employees capable of negotiating and entering into partnerships with pharmaceutical and biotechnology companies is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales organization, which could negatively impact sales and market acceptance of our platform and limit our revenue growth and potential profitability. In addition, the time and cost of establishing a specialized sales, marketing and service force for a particular service may be difficult to justify in light of the revenue generated or projected.

Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to successfully sell our programs and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

Our success is dependent on our ability to attract and retain highly qualified management and other scientific and engineering personnel.

Our success depends in part on our continued ability to attract, retain, manage, and motivate highly qualified management,

scientific and engineering personnel, and we face significant competition for experienced personnel. We are highly dependent upon our senior management, as well as our senior scientists and engineers and other members of our management team. The individual and collective efforts of these employees will be important as we continue to develop and market our platform and technology. The loss or incapacity of existing members of our senior management team could adversely affect our operations if we experience difficulties in hiring qualified successors. Although we intend to execute employment agreements or offer letters with each member of our senior management team, these agreements will be terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

We may not be able to attract or retain qualified scientists and engineers in the future due to the competition for qualified personnel among life science businesses. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific and engineering personnel. We may have difficulties locating, recruiting or retaining qualified salespeople. Recruiting and retention difficulties can limit our ability to support our research and development and sales programs. A key risk in this area, for example, is that certain of our employees are at-will, which means that either we or the employee may terminate their employment at any time.

We have made technology acquisitions and expect to acquire businesses or assets or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, or cause us to incur debt or significant expense.

Our business includes numerous acquisitions completed by our former parent Ligand, including the acquisition of Crystal Bioscience in October 2017, Ab Initio in July 2019, the Icagen ion channel platform through the acquisition of the core assets of Icagen in April 2020, xCella Biosciences in September 2020, and Taurus Biosciences in September 2020. We expect to pursue additional acquisitions of businesses and assets in the future. We may not be able to find suitable partners or acquisition or asset purchase candidates in the future, and we may not be able to complete such transactions on favorable terms, if at all. The competition for strategic partners or acquisition candidates may be intense, and the negotiation process will be time-consuming and complex. If we make any additional acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, these acquisitions may not strengthen our competitive position, the transactions may be viewed negatively by partners or investors, we may be unable to retain key employees of any acquired business, relationships with key suppliers, manufacturers or partners of any acquired business may be impaired due to changes in management and ownership, and we could assume unknown or contingent liabilities. In addition, we will likely experience significant charges to earnings in connection with our efforts, if any, to consummate acquisitions. For transactions that are ultimately not consummated, these charges may include fees and expenses for investment bankers, attorneys, accountants and other advisors in connection with our efforts. Even if our efforts are successful, we may incur, as part of a transaction, substantial charges for closure costs associated with elimination of duplicate operations and facilities and acquired in process research and development charges. In either case, the incurrence of these charges could adversely affect our results of operations for particular quarterly or annual periods. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot guarantee that we will be able to fully recover the costs of any acquisition.

Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture. We also may experience losses related to investments in other companies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Acquisitions may also expose us to a variety of international and business related risks, including intellectual property, regulatory laws, local laws, tax and accounting.

To finance any acquisitions or asset purchase, we may choose to issue securities as consideration, which would dilute the ownership of our stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire companies or assets using our securities as consideration.

If our operating facilities become damaged or inoperable or if we move or are otherwise required to vacate our facilities, our ability to conduct and pursue our research and development efforts may be jeopardized.

Our scientific and engineering research and development and testing is conducted at our facilities located in Emeryville, California, Durham, North Carolina, and Tucson, Arizona. Our facilities and equipment could be harmed or rendered inoperable or inaccessible by natural or man-made disasters or other circumstances beyond our control, including fire, earthquake, power loss, communications failure, war or terrorism, or another catastrophic event, such as a pandemic or similar outbreak or public health crisis, which may render it difficult or impossible for us to support our partners and develop updates, upgrades and other improvements to our platform, advanced automation systems, and advanced application and workflow software for some period of time. The inability to address system issues could develop if our facilities are inoperable or suffer a loss of utilization for even a short period of time, may result in the loss of partners or harm to our reputation, and we may be unable to regain those partners or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facilities, to locate and qualify a new facility or license or transfer our proprietary technology to a third party. Even in the event we are able to find a third party to assist in research and development efforts, we may be unable to negotiate commercially reasonable terms to engage with the third party.

We carry insurance for damage to our property and the disruption of our business, but this insurance may not cover all of the risks associated with damage or disruption to our business, may not provide coverage in amounts sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, if at all.

Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter and our policies have limits and significant deductibles. Some of the policies we currently maintain include general liability, property, umbrella and directors’ and officers’ insurance.

Any additional insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. A successful liability claim or series of claims in which judgments exceed our insurance coverage could adversely affect our business, financial condition, results of operations and prospects, including preventing or limiting the use of our platform to discover antibodies.

We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board, our Board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, financial condition, results of operations and prospects.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we generate and store sensitive data, including research data, intellectual property and proprietary business information owned or controlled by ourselves or our employees, partners and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, accidental exposure, unauthorized access, inappropriate modification and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Further, to the extent our employees are working at home during the COVID-19 pandemic, or otherwise as a result of the continued hybrid working environment, additional risks may arise as a result of depending on the networking and security put into place by the employees. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may experience security breaches that may remain undetected for an extended period. Our third-party service providers and partners are also subject to these heightened risks. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack, damage and interruption from viruses or other malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services.

If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any security compromise affecting us, our service providers, strategic partners, other contractors, consultants, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We may also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, results of operations or financial condition. Additionally, although we maintain cybersecurity insurance coverage, we cannot be certain that such coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

Our business could become subject to more extensive government regulation than we currently anticipate, and regulatory compliance obligations and the investigational exemption and approval processes to which our animals may become subject are expensive, time-consuming and uncertain both in timing and in outcome.

We believe our operations are currently subject to limited direct regulation by the FDA, comparable foreign authorities or other regulatory bodies. However, our business could in future become subject to more direct oversight by the FDA, EMA or other comparable domestic or international agencies. For example, we may be subject to evolving and variable regulations governing the production of genetically engineered organisms. In particular, the FDA regulates animals whose genomes have been intentionally altered, and the FDA considers such alterations to be new animal drugs that may require approvals or exemptions in order to be commercially marketed or for investigational use in the United States. For example, we have been in communication with the FDA regarding the regulatory requirements applicable to our OmniChickens designed to produce human immunoglobulins, and the FDA has advised us that such approvals or exemptions are not required in light of the early stage of our research. However, the FDA may determine that we are not in compliance with the conditions imposed upon us to avoid the requirement for such approvals or exemptions at present or we may later become subject to such approvals or exemptions. Furthermore, while we have no active plans to operate a manufacturing facility designed to comply with current good manufacturing practices (“cGMPs”), future market pressures or the lack of available capacity at cGMP manufacturing facilities may necessitate our entry into this market. Complying with such regulations may be expensive, time-consuming and uncertain, and if we fail to comply with any applicable requirements enforced by the FDA with respect to our intentionally genetically altered animals or otherwise, we may be subject to administratively or judicially imposed sanctions, including restrictions on our products or operations, warning or untitled letters, civil or criminal penalties, injunctions, product seizures, product detentions, import bans, product recalls, or adverse publicity requirements, any of which could have an adverse effect on our business, financial condition and operating results.

Our business operations and current and future relationships with investigators, healthcare professionals, and partners may be subject to applicable fraud and abuse and other healthcare laws and regulations, which could expose us and/or our partners to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare professionals, physicians and third-party payors will play a primary role in the recommendation and prescription of any therapeutic candidates generated by our platform for which our partners obtain marketing approval. Our arrangements with our partners may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct our business. Restrictions under applicable federal, state and foreign healthcare laws and regulations, include the following:

•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the U.S. federal False Claims Act and civil monetary penalties laws, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•the U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or service. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the U.S. Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to certain financial interactions with physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives), and teaching hospitals, as well as the ownership and investment interests of physicians and their immediate family members;
•analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare professionals or marketing expenditures and pricing information; and
•EU and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities may conclude that our or our partners’ business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our or our partners’ operations were to be found to be in violation of any of these laws or any other governmental regulations that may apply, we and/or our partners may be subject to the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Further, defending against any such actions can be costly, time consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Changes in and actual or perceived failures to comply with applicable data privacy, security and protection laws, regulations, standards and contractual obligations may adversely affect our business, operations and financial performance.

We and our partners may be subject to federal, state, and foreign laws and regulations that govern data privacy and security. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and may increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations govern the collection, use, disclosure, and protection of personal information, including state data breach notification laws, federal and state health information privacy laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or applicable state laws.

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018 (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act (“CPRA”) generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the European Union General Data Protection Regulation (“GDPR”) governs certain collection and other processing activities involving personal data about individuals in the European Economic Area (“EEA”). Among other things, the GDPR imposes requirements regarding the security of personal data, the rights of data subjects to access and delete personal data, requires having lawful bases on which personal data can be processed, includes requirements relating to the consent of individuals to whom the personal data relates, requires detailed notices for clinical trial participants and investigators and regulates transfers of personal data from the EEA to third countries that have not been found to provide adequate protection to such personal data, including the United States. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20.0 million or 4% of our annual global revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

Further, from January 1, 2021, companies have been subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20.0 million (£17.5 million) or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Compliance with applicable data privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to varying interpretations. If we fail to comply with any such laws, rules or regulations, we may face government investigations and/or enforcement actions, fines, civil or criminal penalties, private litigation or adverse publicity that could adversely affect our business, financial condition and results of operations.

Our business is subject to risks arising from COVID-19 and other epidemic diseases.

The COVID-19 pandemic continues to impact worldwide public health and economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, including our CROs, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. Although we have since lifted most of the restrictions we previously imposed on in-person access to our facilities and currently do not believe the COVID-19 pandemic is having a material impact on our business, we cannot guarantee that the COVID-19 pandemic, including the emergence of variants, or a similar event, will not impact our operations or business in the future. Such pandemic or other event could: disrupt the supply chain and the manufacture or shipment of products and supplies for use by us in our discovery activities and by our partners for their discovery and development activities; delay, limit or prevent us or our partners from continuing research and development activities; impede our negotiations with partners and potential partners; impede testing, monitoring, data collection and analysis and other related activities by us and our partners; interrupt or delay the operations of the FDA, EMA, comparable foreign authorities or other regulatory bodies, which may impact review and approval timelines for initiation of clinical trials or marketing; impede the launch or commercialization of any approved products; any of which could delay our partnership programs, increase our operating costs, and have a material adverse effect on our business, financial condition and results of operations.

In addition, if COVID-19 or any other epidemic disease infects our genetically modified animals, which form the basis of our platform, or if there is an outbreak among our employees or our subcontractor’s employees who maintain and care for these animals, we and our partners may be unable to produce antibodies for development. The COVID-19 pandemic and mitigation measures have had and may continue to have, and any future epidemic disease outbreak may have, an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition and the trading price of shares of our common stock and could impair our ability to raise capital when needed. The extent to which the COVID-19 pandemic impacts our results of operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the virus and new variants and the actions to contain its impact. Further, to the extent the COVID-19 pandemic or any other outbreak of an epidemic disease adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section.

Our portfolio of investments or bank deposits may be subject to market, interest and credit risk that may reduce their value and adversely affect our business, results of operations and financial condition.

The value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our commercial money market account portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, the closure of Silicon Valley Bank (“SVB”) and Signature Bank and the appointment of the Federal Deposit Insurance Corporation (“FDIC”) as receiver created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may impair our ability to access capital needed to support near-term working capital needs, whether from our existing investment and deposit accounts and credit facilities or otherwise, and may lead to market-wide liquidity shortages and create additional market and economic uncertainty. Furthermore, a possible recession, rising inflation, and the ongoing COVID-19 pandemic has and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments, the value of our investments may nevertheless decline, and our ability to fund our near-term and long-term working capital needs to support our business and operating plans may be adversely affected. In addition, any decline in available funding or access to our cash and liquidity resources could also result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws.

Risks Related to the Separation and Distribution and Our Relationship with Ligand

As a result of the Separation, we lost Ligand’s brand, reputation, capital base and other resources, and may experience difficulty operating as a standalone company.

We believe our association with Ligand has contributed to our building relationships with our customers due to Ligand’s globally recognized brand and reputation for innovation in drug discovery and development. The Separation could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products.

The loss of Ligand’s scale, capital base and financial strength may also prompt suppliers to reprice, modify or terminate their relationships with us. In addition, Ligand’s elimination of its ownership of our company could potentially cause some of our existing agreements and licenses to be terminated. We do not currently anticipate any material terminations in connection with the transactions. Nevertheless, we cannot predict with certainty the effect that the Separation, Distribution or Merger will have on our business, our clients, vendors or other persons, or whether our OmniAb brand will be accepted in the marketplace.

Further, because we have not operated as a standalone company in the past, we may have difficulty doing so. We may need to acquire assets and resources in addition to those provided by Ligand to our company, and in connection with the Separation and Merger, and may also face difficulty in separating our assets from Ligand’s assets and integrating newly acquired assets into our business. Our business, financial condition and results of operations could be materially and adversely affected if we have difficulty operating as a standalone company, fail to acquire assets that prove to be important to our operations or incur unexpected costs in separating our assets from Ligand’s assets or integrating newly-acquired assets.

We incurred significant charges in connection with the Business Combination and will incur incremental costs as a standalone public company.

We incurred significant transaction costs in connection with the Business Combination, including accounting, legal, underwriting, financial and capital markets advisory and other fees and expenses. These transaction costs are reflected in the consolidated and combined financial information contained elsewhere in this report. In addition, we will need to replicate or replace certain arrangements, functions, systems and infrastructure to which we no longer have the same access after the Separation. We expect to make investments and hire additional employees, or out-source certain functions, systems and infrastructure through contracts with third parties, to operate without access to Ligand’s existing operational and administrative infrastructure. These initiatives may be costly to implement. To the extent we implement any of these initiatives, we may incur additional operating costs beyond what is included in our historical and pro forma financial statements, and the amount and timing of such costs is uncertain.

Ligand performed or supported many important corporate functions for our company. Our combined financial statements reflect charges for these services on an allocated basis. Following the Separation, many of these services are governed by our Transition Services Agreement. Under the Transition Services Agreement, we are able to use these Ligand services for a fixed term established on a service-by-service basis. The Transition Services Agreement may be terminated by us with prior written notice, by either party in the event of an uncured material breach by the other party or its applicable affiliates, upon bankruptcy or insolvency of the other party, or by mutual agreement of the parties.

We pay Ligand fees for the transition services as a flat monthly fee and reimburse Ligand for all reasonable out-of-pocket expenses that it incurs in connection with providing the transition services. In addition, while these services are being provided to us by Ligand, our operational flexibility to modify or implement changes with respect to such services or the amounts we pay for them is limited.

We may not be able to replace these services or enter into appropriate third-party arrangements on terms and conditions, including cost, comparable to those that we will receive from Ligand under our Transition Services Agreement. Additionally, after the Transition Services Agreement terminates, we may be unable to sustain the services at the same levels or obtain the same benefits as when we were receiving such services and benefits from Ligand. When we begin to operate these functions separately, if we do not have our own adequate systems and business functions in place, or are unable to obtain them from other providers, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline. In addition, we have historically received informal support from Ligand, which may not be addressed in our Transition Services Agreement. The level of this informal support will diminish or be eliminated following the Separation.

In addition, our historical combined financial statements include the attribution of certain assets and liabilities that historically have been held at the Ligand corporate level but which are specifically identifiable or attributable to the businesses transferred to us in connection with the Separation. The value of the assets and liabilities we assumed in connection with the Separation could ultimately be materially different than such attributions, which could have a material adverse effect on our financial condition.

In connection with the Separation, we also entered into a second Transition Services Agreement under which we provide services relating to corporate functions, legal administration and other administrative functions to Ligand. These are services that we historically provided to Ligand prior to the Separation. Under this Transition Services Agreement, Ligand is able to use our services for a fixed term established on a service-by-service basis. The Transition Services Agreement may be terminated by Ligand with prior written notice, by either party in the event of an uncured material breach by the other party or its applicable affiliates, upon bankruptcy or insolvency of the other party, or by mutual agreement of the parties. Ligand pays us fees for the transition services as a flat monthly fee and reimburses us for all reasonable out-of-pocket expenses that we incur in connection with providing the transition services. In addition, while these services are being provided to Ligand by us, our operational flexibility to modify or implement changes with respect to our capabilities to provide such services will be limited, and we may be obligated to maintain certain functions and capabilities solely to be able to meet our obligations to Ligand under the Transition Services Agreement.

Our historical combined financial data is not necessarily representative of the results we would have achieved as a standalone company and may not be a reliable indicator of our future results.

Our historical combined financial data included in this report does not reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company during the periods presented or those we will achieve in the future. This is primarily the result of the following factors:

•our historical combined financial data reflects expense allocations for certain support functions that are provided on a centralized basis within Ligand, such as expenses for executive oversight, treasury, legal, finance, human resources, tax, internal audit, financial reporting, information technology and investor relations that may be higher or lower than the comparable expenses we would have actually incurred, or will incur in the future, as a standalone company;
•our cost of debt and our capital structure will be different from that reflected in our historical combined financial statements;
•significant increases may occur in our cost structure as a result of the Business Combination, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); and
•the Separation may have a material effect on our customers and other business relationships, including supplier relationships, and may result in the loss of preferred pricing available by virtue of our reduced relationship with Ligand.

As a result of the Business Combination, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.

If the Distribution, together with certain related transactions, fails to qualify as a reorganization under Sections 355 and 368(a)(1)(D) of the Code, or the Merger causes Section 355(e) of the Code to apply to the Distribution, Ligand could incur significant tax liabilities, and OmniAb could be required to indemnify Ligand for taxes that could be material pursuant to indemnification obligations under the Tax Matters Agreement.

Ligand received a tax opinion from its outside tax counsel to the effect that the Distribution, together with certain related transactions, qualified as a reorganization under Sections 355 and 368(a)(1)(D) of the Code and that the Merger would not cause Section 355(e) of the Code to apply to the Distribution.

The tax opinion was delivered in connection with the closing of the Merger and was based on, among other things, certain facts, assumptions, representations and undertakings from Ligand and OmniAb, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are incorrect or not satisfied, Ligand may not be able to rely on the opinion, and Ligand could be subject to significant U.S. federal income tax liabilities. In addition, the opinion is not binding on the IRS or the courts. Notwithstanding the opinion, the IRS could determine on audit that the Distribution, together with certain related transactions, does not qualify as a reorganization if it determines that any of the facts, assumptions, representations or undertakings on which the opinion is based are not correct or have been violated or that the Distribution, together with certain related transactions, should be taxable for other reasons, including as a result of a significant change in stock or asset ownership of Ligand or OmniAb after the Distribution.

If the Distribution, together with certain related transactions, is ultimately determined not to qualify as a reorganization, the Distribution could be treated as a taxable disposition of shares of OmniAb stock by Ligand. In such case, Ligand could incur significant U.S. federal income tax liabilities.

Under the Tax Matters Agreement that OmniAb entered into with Ligand OmniAb will generally be required to indemnify Ligand against certain taxes incurred by Ligand that arise in connection with the Distribution as a result of certain actions or omissions by OmniAb. Further, even if OmniAb is not responsible for tax liabilities of Ligand under the Tax Matters Agreement, OmniAb nonetheless could be liable under applicable U.S. federal tax law for such liabilities if Ligand were to fail to pay them. If OmniAb is required to pay any liabilities under the circumstances set forth in the Tax Matters Agreement or pursuant to applicable tax law, the amounts may be significant.

We might not be able to engage in certain transactions and equity issuances as a result of the Distribution.

Our ability to engage in equity transactions could be limited or restricted in order to preserve, for U.S. federal income tax purposes, the qualification of the Distribution, together with certain related transactions, as a generally tax-free reorganization under Sections 355 and 368(a)(1)(D) of the Code. Even if the Distribution otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in corporate-level taxable gain to Ligand if there is a 50% or greater change in ownership, by vote or value, of our shares of common stock, Ligand’s stock or the stock of a successor of any of the foregoing occurring as part of a plan or series of related transactions that includes the Distribution. Any acquisitions or issuances of shares of our stock or Ligand’s stock within two years of the Distribution are generally presumed to be part of such a plan, although Ligand may be able to rebut that presumption.

Under the Tax Matters Agreement that we entered into with Ligand, we will be required to comply with the representations made in the materials submitted to legal counsel in connection with the tax opinion that Ligand received regarding the intended tax treatment of the Distribution and certain related transactions. The Tax Matters Agreement also restricts our ability to take or fail to take any action if such action or failure to act could adversely affect the intended tax treatment of the Distribution, together with certain related transactions. In particular, except in specific circumstances, in the two years following the Distribution, we will be restricted from, among other things, (i) entering into certain transactions pursuant to which all or a portion of shares of our common stock would be acquired, whether by merger, consolidation, certain stock issuances or otherwise, and (ii) ceasing to actively conduct certain of the OmniAb businesses. These restrictions may limit for a period of time our ability to pursue certain transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.

Potential indemnification obligations to Ligand pursuant to the Separation Agreement could materially and adversely affect our businesses, financial condition, results of operations and cash flows.

The Separation Agreement, among other things, provides for indemnification obligations (for uncapped amounts) designed to make us financially responsible for all liabilities that Ligand may incur or may exist relating to our business activities (as currently and historically conducted), whether incurred prior to or after the Separation.

Pursuant to the Separation Agreement and certain other agreements with Ligand, Ligand agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that Ligand has agreed to retain, and there can be no assurance that the indemnity from Ligand will be sufficient to protect us against the full amount of such liabilities, or that Ligand will be able to fully satisfy its indemnification obligations. In addition, Ligand’s insurance will not necessarily be available to us for liabilities associated with occurrences of indemnified liabilities prior to the Separation, and in any event Ligand’s insurers may deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the Separation. Moreover, even if we ultimately succeed in recovering from Ligand or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our businesses, financial position, results of operations and cash flows.

The Separation and Distribution may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.

The Separation and Distribution are subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (i) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return; and (ii) the entity: (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer; (b) has unreasonably small capital with which to carry on its business; or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. An unpaid creditor or an entity acting on behalf of a creditor (including without limitation a trustee or debtor-in-possession in a bankruptcy by us or Ligand or any of our respective subsidiaries) may bring an action alleging that the Separation or Distribution or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including without limitation, voiding our claims against Ligand, requiring our stockholders to return to Ligand some or all of the shares of our common stock issued in the Distribution, or providing Ligand with a claim for money damages against us in an amount equal to the difference between the consideration received by Ligand and our fair market value at the time of the Distribution.

The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, an entity would be considered insolvent if (i) the present fair saleable value of its assets is less than the amount of its liabilities (including contingent liabilities); (ii) the present fair saleable value of its assets is less than its probable liabilities on its debts as such debts become absolute and matured; (iii) it cannot pay its debts and other liabilities (including contingent liabilities and other commitments) as they mature; or (iv) it has unreasonably small capital for the business in which it is engaged. We cannot assure you what standard a court would apply to determine insolvency or that a court would determine that we, Ligand or any of our respective subsidiaries were solvent at the time of or after giving effect to the Distribution.

The Distribution of our common stock is also subject to review under state corporate distribution statutes. Under the DGCL, a corporation may only pay dividends to its stockholders either (i) out of its surplus (net assets minus capital) or (ii) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared or the preceding fiscal year. Although Ligand intended to make the Distribution of our common stock entirely from surplus, we cannot assure you that a court will not later determine that some or all of the Distribution to Ligand stockholders was unlawful.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our platform and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies or a platform similar or identical to ours, and our ability to successfully sell our platform and services may be impaired.

We rely on patent protection, as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions, to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us. In addition, we may incur substantial litigation costs in our attempts to recover or restrict the use of our intellectual property.

To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage to exclude our competitors from making products or providing services claimed in our patents, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive.

Our success depends in large part on our ability to obtain and maintain adequate protection of the intellectual property we may own solely and jointly with others or otherwise have rights to, particularly patents, in the United States and in other countries with respect to our platform, our software and our technologies, without infringing the intellectual property rights of others.

We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patents intended to cover our platform and related technologies and uses thereof, as we deem appropriate. Certain of our patents and patent applications in the United States and certain foreign jurisdictions relate to our technology. However, obtaining and enforcing patents in our industry is costly, time-consuming and complex, and we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. There can be no assurance that the claims of our patents (or any patent application that issues as a patent), will exclude others from making, using, importing, offering for sale, or selling our products or services that are substantially similar to ours. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. In countries where we have not sought and do not seek patent protection, third parties may be able to manufacture and sell our technology without our permission, and we may not be able to stop them from doing so. We may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties or deemed unenforceable by a court. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.

It is possible that in the future some of our patents, licensed patents or patent applications may be challenged in court in the United States or outside of the United States, at the United States Patent and Trademark Office (“USPTO”) or in proceedings before the patent offices of other jurisdictions. We may not be successful in defending any such challenges made against our patents or patent applications. Any successful third party challenge to our patents could result in loss of exclusivity, patent claims being narrowed, or the unenforceability or invalidity of such patents, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, limit the duration of the patent protection of our technology, and increase competition to our business. We may have to challenge the patents or patent applications of third parties. The outcome of patent litigation or other proceedings can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, if successful, may take substantial time and involve substantial cost, and may divert our efforts and attention from other aspects of our business.

Any changes we make to our technology, including changes that may be required for commercialization or that cause them to have what we view as more advantageous properties, may not be covered by our existing patent portfolio, and we may be required to file new applications and/or seek other forms of protection for any such alterations to our technology. There can be no assurance that we would be able to secure patent protection that would adequately cover an alternative to our technology.

The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States or elsewhere. Courts frequently render opinions in the biotechnology field that may affect the patentability of certain inventions or discoveries.

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our technology.

Changes in either the patent laws or in interpretations of patent laws in the United States or other countries or regions may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third party patents. We may not develop additional proprietary platforms, methods and technologies that are patentable.

Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the Leahy-Smith America Invents Act (the “America Invents Act”), the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our technology or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications are now prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In 2012, the European Patent Package regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (the “UPC”) for litigation involving European patents. The Unitary Patent system and UPC are expected to come into effect on June 1, 2023, after which a Unitary Patent may be requested for any European patent granted on or after the creation of the UPC in 2012. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. During the first seven years of the UPC’s existence, we have the right to opt our patents out of the UPC, but doing so may preclude us from realizing the benefits of the UPC.

In addition, the patent position of companies in the biotechnology field is particularly uncertain. Various courts, including the United States Supreme Court, have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to biotechnology. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature (for example, the relationship between particular genetic variants and cancer) are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our technology could be considered natural laws. Accordingly, the evolving case law in the United States may adversely affect our and our licensors’ ability to obtain new patents or to enforce existing patents and may facilitate third party challenges to any owned or licensed patents.

Issued patents directed to our platform and technology could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents) may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference. Any successful third party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents or amendment to our patents in such a way that any resulting protection may lead to increased competition to our business, which could harm our business. In addition, in patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our platform technologies. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products.

We may not be aware of all third party intellectual property rights potentially relating to our platform or technology. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We or our licensors might not have been the first to make the inventions included in each of our pending patent applications and we or our licensors might not have been the first to file patent applications for these inventions. There is also no assurance that all of the potentially relevant prior art relating to our patents and patent applications or licensed patents and patent applications has been found, which could be used by a third party to challenge their validity, or prevent a patent from issuing from a pending patent application.

To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings or other post-grant proceedings declared by the USPTO that could result in substantial cost to us. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, changes to the patent laws of the United States allow for various post-grant opposition proceedings that have not been extensively tested, and their outcome is therefore uncertain. Furthermore, if third parties bring these proceedings against our patents, we could experience significant costs and management distraction.

We rely on in-licenses from third parties. If we lose these rights, our business may be materially and adversely affected, our ability to develop improvements to our technology platform and antibody discovery platform may be negatively and substantially impacted, and if disputes arise, we may be subjected to future litigation, as well as the potential loss of or limitations on our ability to incorporate the technology covered by these license agreements.

We are party to royalty-bearing license agreements that grant us rights to practice certain patent rights that are related to our systems, including our microcapillary assay technology, methods for selecting agents that bind to transmembrane receptors in a conformationally selective manner, and bovine antibody humanization technology. We may need to obtain additional licenses from others to advance our research, development and commercialization activities. Some of our license agreements impose, and we expect that any future in-license agreements will impose, various development, diligence, commercialization and other obligations on us. We may enter into engagements in the future, with other licensors or other third parties under which we obtain certain intellectual property rights relating to our platform and technology. These engagements may take the form of an exclusive license or purchase of intellectual property rights or technology from third parties. Our rights to use the technology we license are subject to the continuation of and compliance with the terms of those agreements. In some cases, we may not control the prosecution, maintenance or filing of the patents to which we hold licenses, or the enforcement of those patents against third parties. Moreover, disputes may arise with respect to our licensing or other upstream agreements, including:

•the scope of rights granted under the agreements and other interpretation-related issues;
•the extent to which our systems and consumables, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under our license agreements with our partners;
•our diligence obligations under the license agreements and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.

In spite of our efforts to comply with our obligations under our in-license agreements, our licensors might conclude that we have materially breached our obligations under our license agreements and might therefore, including in connection with any aforementioned disputes, terminate the relevant license agreement, thereby removing or limiting our ability to develop and commercialize technology covered by these license agreements. If any such in-license is terminated, or if the licensed patents fail to provide the intended exclusivity, competitors or other third parties might have the freedom to market or develop technologies similar to ours. In addition, absent the rights granted to us under our license agreements, we may infringe the intellectual property rights that are the subject of those agreements, we may be subject to litigation by the licensor, and if such litigation by the licensor is successful we may be required to pay damages to our licensor, or we may be required to cease our development and commercialization activities that are deemed infringing, and in such event we may ultimately need to modify our activities or technologies to design around such infringement, which may be time- and resource-consuming, and which ultimately may not be successful. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, our rights to certain components of our technology platform, are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, certain of our agreements with third parties may provide that intellectual property arising under these agreements, such as data that could be valuable to our business, will be owned by the third party, in which case, we may not have adequate rights to use such data or have exclusivity with respect to the use of such data, which could result in third parties, including our competitors, being able to use such data to compete with us.

If we cannot acquire or license rights to use technologies on reasonable terms or if we fail to comply with our obligations under such agreements, we may not be able to commercialize new technologies or services in the future and our business could be harmed.

In the future, we may identify third party intellectual property and technology we may need to acquire or license in order to engage in our business, including to develop or commercialize new technologies or services, and the growth of our business may depend in part on our ability to acquire, in-license or use this technology.

However, such licenses may not be available to us on acceptable terms or at all. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor in return for the use of such licensor’s technology, lump-sum payments, payments based on certain milestones such as sales volumes, or royalties based on sales of our platform. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us.

In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize technology covered by these license agreements. If these licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, technologies identical to ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects. Additionally, termination of these license agreements or reduction or elimination of our rights under these agreements, or restrictions on our ability to freely assign or sublicense our rights under such agreements when it is in the interest of our business to do so, may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology or impede, or delay or prohibit the further development or commercialization of one or more technologies that rely on such agreements.

We cannot prevent third parties from also accessing those technologies. In addition, our licenses may place restrictions on our future business opportunities.

In addition to the above risks, intellectual property rights that we license in the future may include sublicenses under intellectual property owned by third parties, in some cases through multiple tiers. The actions of our licensors may therefore affect our rights to use our sublicensed intellectual property, even if we are in compliance with all of the obligations under our license agreements. Should our licensors or any of the upstream licensors fail to comply with their obligations under the agreements pursuant to which they obtain the rights that are sublicensed to us, or should such agreements be terminated or amended, our or our partners’ ability to further commercialize our technology or products generated using our technology may be materially harmed.

Further, we may not have the right to control the prosecution, maintenance and enforcement of all of our licensed and sublicensed intellectual property, and even when we do have such rights, we may require the cooperation of our licensors and upstream licensors, which may not be forthcoming. Our business could be adversely affected if we or our licensors are unable to prosecute, maintain and enforce our licensed and sublicensed intellectual property effectively.

Our licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents and patent applications we in-license. If other third parties have ownership rights to patents or patent applications we in-license, they may be able to license such patents to our competitors, and our competitors could market competing technology and services. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

Our business, financial condition, results of operations and prospects could be materially and adversely affected if we are unable to enter into necessary agreements on acceptable terms or at all, if any necessary licenses are subsequently terminated, if the licensors fail to abide by the terms of the licenses or fail to prevent infringement by third parties, or if the acquired or licensed patents or other rights are found to be invalid or unenforceable. Moreover, we could encounter delays in the introduction of new technology or services while we attempt to develop alternatives. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing our platform and technology and advancing partnerships, which could harm our business, financial condition, results of operations and prospects.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our platform, technology, software, systems, workflows and processes in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and even where such protection is nominally available, judicial and governmental enforcement of such intellectual property rights may be lacking. Whether filed in the United States or abroad, our patent applications may be challenged or may fail to result in issued patents. Further, we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Consequently, we may not be able to prevent third parties from practicing our inventions in some or all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own platform or technologies and may also sell their products or services to territories where we have patent protection, but enforcement is not as strong as that in the United States. These platforms and technologies may compete with ours. Our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents. In many foreign countries, patent applications and/or issued patents, or parts thereof, must be translated into the native language. If our patent applications or issued patents are translated incorrectly, they may not adequately cover our technologies; in some countries, it may not be possible to rectify an incorrect translation, which may result in patent protection that does not adequately cover our technologies in those countries.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the misappropriation or other violations of our intellectual property rights including infringement of our patents in such countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, or that are initiated against us, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technologies and the enforcement of intellectual property. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•others may be able to make products that are similar to any therapeutic candidates generated by our platform that our partners may develop but that are not covered by the claims of the patents that we or our partners have or license or may own or license in the future;

•we, or our current or future partners, might not have been the first to make the inventions covered by the issued patents and pending patent applications that we or our partners have or license or may have or license in the future;
•we, or our current or future partners, might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•it is possible that our pending patent applications or those that we may hold in the future will not lead to issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we cannot ensure that any patents issued to us or our licensors will provide a basis for an exclusive market for our commercially viable technology or therapeutic candidates of our partners or will provide us or our partners with any competitive advantages;
•we cannot ensure that our commercial activities or partners’ therapeutic candidates will not infringe the patents of others;
•we cannot ensure that we will be able to further commercialize our technology on a substantial scale, if approved, before the relevant patents that we hold or license expire;
•we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our technology;
•we may not develop additional proprietary technologies that are patentable;
•the patents or intellectual property rights of others may harm our business; and
•we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our information and our trade secrets, the value of our technology could be materially and adversely affected and our business could be harmed.

We rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, including parts of our technology platform, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In addition to pursuing patents on our technology, we take steps to protect our intellectual property and proprietary technology by entering into agreements, including confidentiality agreements, non-disclosure agreements and intellectual property assignment agreements, with our employees, consultants, academic institutions, corporate partners and, when needed, our advisers. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure, which could adversely impact our ability to establish or maintain a competitive advantage in the market. If we are required to assert our rights against such party, it could result in significant cost and distraction.

Monitoring unauthorized disclosure and detection of unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable. In addition, some courts both within and outside the United States may be less willing, or unwilling, to protect trade secrets. Further, we may need to share our trade secrets and confidential know-how with current or future partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors.

We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor or other third party, absent patent protection, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. If any of our trade secrets were to be disclosed to or independently discovered by a competitor or other third party, it could harm our business, financial condition, results of operations and prospects.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We have employed and expect to employ individuals who were previously employed at universities or other companies. Although we try to ensure that our employees, consultants, advisors and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, advisors, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information of their former employers or other third parties, or to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and face increased competition to our business. A loss of key research personnel work product could hamper or prevent our ability to commercialize potential technologies and solutions, which could harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could harm our business, financial condition, results of operations and prospects.

We may not be able to protect and enforce our trademarks and trade names, or build name recognition in our markets of interest thereby harming our competitive position.

The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such rights, we may not be able to use these trademarks to develop brand recognition of our technologies or platform. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Further, we have and may in the future enter into agreements with owners of such third party trade names or trademarks to avoid potential trademark litigation which may limit our ability to use our trade names or trademarks in certain fields of business.

We have not yet registered certain of our trademarks in all of our potential markets. If we apply to register these trademarks in other countries, and/or other trademarks in the United States and other countries, our applications may not be allowed for registration in a timely fashion or at all; and further, our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may in the future be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. In addition, third parties may file first for our trademarks in certain countries. If they succeed in registering such trademarks, and if we are not successful in challenging such third party rights, we may not be able to use these trademarks to market our technologies in those countries. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could harm our business, financial condition, results of operations and prospects. And, over the long-term, if we are unable to establish name recognition based on our trademarks, then our marketing abilities may be materially and adversely impacted.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We or our licensors may be subject to claims that former employees, partners or other third parties have an interest in our or our in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. Litigation may be necessary to defend against these and other claims challenging inventorship of our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our systems, including our software, workflows, consumables, reagents, and transgenic animals. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and certain partners or partners may defer engaging with us until the particular dispute is resolved. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may from time to time become involved in litigation and other proceedings related to intellectual property, which could be time-intensive and costly and may adversely affect our business, financial condition, results of operations and prospects.

There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology, pharmaceutical and drug discovery industries, including patent infringement lawsuits, declaratory judgment litigation and adversarial proceedings before the USPTO, including interferences, derivation proceedings, ex parte reexaminations, post-grant review and inter partes review, as well as corresponding proceedings in foreign courts and foreign patent offices.

We are, and may, in the future, become involved with litigation or actions at the USPTO or foreign patent offices with various third parties. We expect that the number of such claims may increase as our business, visibility and partnership base expands, and as the level of competition in our industry increases. Any infringement claim, regardless of its validity, could harm our business by, among other things, resulting in time-consuming and costly litigation, diverting management’s time and attention from the development of the business, requiring the payment of monetary damages (including treble damages, attorneys’ fees, costs and expenses) or royalty payments, or result in potential or existing partners delaying entering into engagements with us pending resolution of the dispute.

It may be necessary for us to pursue litigation or adversarial proceedings before the patent office in order to enforce our patent and proprietary rights or to determine the scope, coverage and validity of the proprietary rights of others. The outcome of any such litigation might not be favorable to us, and even if we were to prevail, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.

Third parties may assert that we are employing their proprietary technology without authorization. Given that the therapeutics discovery field is a highly competitive areas, there may be third-party intellectual property rights that others believe could relate to our technologies. The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. An unfavorable outcome in any such proceeding could require us to cease using the related technology or developing or commercializing our technology, or to attempt to license rights to it from the prevailing party, which may not be available on commercially reasonable terms, or at all.

Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our current or future products, technologies and services may infringe. We cannot be certain that we have identified or addressed all potentially significant third-party patents in advance of an infringement claim being made against us. In addition, similar to what other companies in our industry have experienced, we expect our competitors and others may have patents or may in the future obtain patents and claim that making, having made, using, selling, offering to sell or importing our technologies infringes these patents. Defense of infringement and other claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products or services and could result in the award of substantial damages against us, including treble damages, attorney’s fees, costs and expenses if we are found to have willfully infringed. In the event of a successful claim of infringement against us, we may be required to pay damages and ongoing royalties and obtain one or more licenses from third parties, or be prohibited from selling certain products or services. We may not be able to obtain these licenses on acceptable or commercially reasonable terms, if at all, or these licenses may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we could encounter delays in product or service introductions while we attempt to develop alternative products or services to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing products or services, and the prohibition of sale of any of our technologies could materially affect our business and our ability to gain market acceptance for our technology.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

In addition, our agreements with some of our partners, suppliers or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, financial condition, results of operations and prospects.

Any uncertainties resulting from the initiation and continuation of any litigation or administrative proceeding could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

Obtaining and maintaining our patent protection depends on compliance with various required procedures, document submissions, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on issued United States and most foreign patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States at several stages over the lifetime of the patents and/or applications in order to maintain such patents and patent applications. We have systems in place to remind us to pay these fees, and we engage an outside service and rely on those services and our outside counsel to pay these fees. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals and services to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, if we or our licensors fail to maintain the patents and patent applications covering our technology and products, our competitors may be able to enter the market with similar or identical technology or products without infringing our patents and this circumstance would have a material adverse effect on our business, financial condition, results of operations and prospects.

Patent terms may be inadequate to protect our competitive position on our technology for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. This term can be reduced by the filing of a terminal disclaimer. Some of our patents have terminal disclaimers. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our platform or technology are obtained, once the patent life has expired, we may be open to competition from others. If our platform or technologies require extended development and/or regulatory review, patents protecting our platform or technologies might expire before or shortly after we are able to successfully commercialize them. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing processes or technologies similar or identical to ours.

Our use of open source software could compromise our ability to offer our data packages and subject us to possible litigation.

We use open source software in connection with our technology and computational engine of our platform. Companies that incorporate open source software into their technologies and services have, from time to time, faced claims challenging their use of open source software and compliance with open source license terms. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute software containing open source software to publicly disclose all or part of the source code to the licensee’s software that incorporates, links or uses such open source software, and make available to third parties for no cost, any derivative works of the open source code created by the licensee, which could include the licensee’s own valuable proprietary code. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop technologies that are similar to or better than ours. Any of the foregoing could harm our business, financial condition, results of operations and prospects.

Some of our intellectual property rights may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

Some of our intellectual property rights may have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our technology pursuant to the Bayh-Dole Act of 1980 (the “Bayh-Dole Act”), and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. These time limits have recently been changed by regulation, and may change in the future. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

General Risk Factors

Our employees, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the applicable laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. These laws and regulations may restrict or prohibit a wide range of pricing, discounting and other business arrangements. Such misconduct could result in legal or regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and any other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant civil, criminal and administrative penalties, which could have a significant impact on our business. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees and divert the attention of management in defending ourselves against any of these claims or investigations.

We use biological and hazardous materials that require considerable expertise and expense for handling, storage and disposal and may result in claims against us.

We work with materials, including chemicals, biological agents and compounds that could be hazardous to human health and safety or the environment. Our operations also produce hazardous and biological waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. We are subject to periodic inspections by state and federal authorities to ensure compliance with applicable laws. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental laws and regulations may restrict our operations. If we do not comply with applicable regulations, we may be subject to fines and penalties.

In addition, we cannot eliminate the risk of accidental injury or contamination from these materials or wastes, which could cause an interruption of our commercialization efforts, research and development programs and business operations, as well as environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations. In the event of contamination or injury, we could be liable for damages or penalized with fines in an amount exceeding our resources and our operations could be suspended or otherwise adversely affected. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. We could face criminal liability and other serious consequences for violations, which could harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the US Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the US Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, CROs, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to or from recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, CROs, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. We are also subject to other U.S. laws and regulations governing export controls, as well as economic sanctions and embargoes on certain countries and persons.

Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflation, increases in unemployment rates and interest rates and uncertainty about economic stability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the war between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of SVB and Signature Bank and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

We incur significant costs as a result of operating as a standalone public company, and our management is required to devote substantial time to new compliance initiatives.

As a standalone public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our shares could decrease, which might cause our stock price and trading volume to decline.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

Our failure to meet the continued listing requirements of the Nasdaq Global Market or the Nasdaq Capital Market, as applicable, could result in a delisting of our Common Stock or Warrants.

If we fail to satisfy the continued listing requirements of the Nasdaq Global Market or the Nasdaq Capital Market, as applicable, such as the minimum closing bid price, stockholders’ equity or round lot holders requirements or the corporate governance requirements, Nasdaq may take steps to delist our Common Stock or Warrants. Such a delisting would likely have a negative effect on the price of our Common Stock and Warrants and would impair your ability to sell or purchase our securities when you wish to do so. Such a delisting could also result in a limited amount of news and analyst coverage for the Company; and a decreased ability for us to issue additional securities or obtain additional financing in the future. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with Nasdaq’s listing requirements.

Risks Related to Our Common Stock and Warrants

The market price of our Common Stock and Warrants is likely to be highly volatile, and you may lose some or all of your investment.

The market price of our Common Stock and Warrants may fluctuate significantly due to a number of factors, some of which may be beyond our control, including those factors discussed in this “Risk Factors” section and many others, such as:

•actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in its quarterly and annual results;
•our inability to establish additional partnerships, the termination of license agreements by our existing partners or announcements by our partners regarding therapeutic candidates generated using our platform;
•the introduction of new technologies or enhancements to existing technology by us or others in the industry;
•departures of key scientific or management personnel;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•our failure to meet the estimates and projections of the investment community or that it may otherwise provide to the public;
•publication of research reports about us or the industry, or antibody discovery in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•changes in the market valuations of similar companies;
•overall performance of the equity markets;
•announcements or actions taken by Ligand as our previous principal stockholder;
•sales of our Common Stock by us or sales or shorting of our Common Stock by our stockholders in the future;
•trading volume of our Common Stock;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or stockholder litigation;
•the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic;
•general economic, industry and market conditions other events or factors, many of which are beyond our control; and
•changes in accounting standards, policies, guidelines, interpretations or principles.

In addition, the stock markets have experienced extreme price and volume fluctuations that affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our Common Stock and Warrants, regardless of our actual operating performance.

Volatility in our share price could subject us to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Affiliates of Avista Capital Partners own a significant equity interest in the Company and may take actions that conflict with the interests of our public shareholders.

Following the consummation of the Business Combination, the liquidation and dissolution of the Sponsor resulted in the distribution of all its assets, including our securities, to its limited partners, which are ultimately controlled by affiliates of Avista Capital Partners. Affiliates of Avista Capital Partners own 15,817,934 shares including earnout shares, or 13.7% of our outstanding Common Stock as of December 31, 2022. In addition, affiliates of Avista Capital Partners own Warrants to purchase 11,345,489 shares of our Common Stock at an exercise price of $11.50 per share. The interests of such holders may not align with the interests of our public shareholders in the future. Avista Capital Partners and its affiliates are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. In addition, Avista Capital Partners may have an interest in us pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to us and our public shareholders.

If securities or industry analysts do not publish research or reports about us, or publish negative reports, our stock price and trading volume could decline.

The trading market for our Common Stock and Warrants will depend, in part, on the research and reports that securities or industry analysts publish about us. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our Common Stock or Warrants or change their opinion, the trading price of our Common Stock and Warrants would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, it could lose visibility in the financial markets, which could cause the trading price or trading volume of our Common Stock and Warrants to decline.

We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our Common Stock.

We have never declared or paid any cash dividend on our Common Stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of the business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock. There is no guarantee that shares of Common Stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Sales of a substantial number of our securities in the public market by the Selling Securityholders and/or by our existing securityholders could cause the prices of our Common Stock and Warrants to fall.

Under a registration statement on Form S-1, Registration No. 333- 268613 (the “Resale S-1”), that we filed the with SEC on February 7, 2023, the Selling Securityholders (as defined in the Resale S-1) may sell (a) up to 36,450,645 Total Resale Shares (as defined in the Resale S-1 and which represented approximately 31.6% of our total outstanding Common Stock as of December 31, 2022, assuming no exercise of the Warrants and options, or approximately 28.8% of our outstanding Common Stock if the Warrants were exercised in full), which consist of (i) up to 3,920,440 shares of Common Stock issued in connection with the Business Combination at an equity consideration value of $10.00 per share, including 843,736 shares of Common Stock that may become tradeable upon the achievement of certain stock price-based vesting conditions in accordance with the terms of the Merger Agreement (“Earnout Shares”), (ii) 15,922,934 shares of Common Stock issued to the Sponsor and related parties in private placements, which includes 5,750,000 shares of Founder Shares (as defined in the Resale S-1) issued in connection with APAC’s initial public offering (the “IPO”) at a purchase price of approximately $0.004 per share, including 1,293,299 Sponsor Earnout Shares, and an aggregate of 10,172,934 shares issued in the Redemption Backstop and the Forward Purchase (each as defined in the Resale S-1) at a purchase price of $10.00 per share, (iii) 11,345,489 shares of Common Stock that are issuable upon the exercise of 11,345,489 Private Placement Warrants (as defined in the Resale S-1) at an exercise price of $11.50 per share, which includes 8,233,333 warrants originally issued by APAC in connection with the IPO at a price of $1.50 per Private Placement Warrant and an aggregate of 3,112,156 warrants issued to the Sponsor in the Redemption Backstop and the Forward Purchase, which warrants were issued as part of the overall share purchase price of $10.00 per share in such transactions, (iv) 5,261,782 shares of Common Stock issued or issuable upon the exercise of options to purchase Common Stock at a weighted average exercise price of $10.83 and the vesting of restricted stock units and performance stock units, and (b) up to 11,345,489 of the Private Placement Warrants (which represented approximately 9.0% of our total outstanding Common Stock as of December 31, 2022, assuming the Warrants were exercised in full).

Subject to certain exceptions, our Amended and Restated Registration and Stockholder Rights Agreement, dated November 1, 2022, between us, the Sponsor and other parties named therein (the “A&R Registration Rights Agreement”) provides for certain restrictions on transfer with respect to our securities, including Founder Shares, Private Placement Warrants, and securities held by former directors and officers of APAC and certain directors and officers of OmniAb and Ligand. Such restrictions began on the Closing Date and will end (i) with respect to the Founder Shares, at the earliest of (A) one year after the Closing Date and (B) the first date on which (x) the last reported sale price of a share of Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date or (y) we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; (ii) with respect to the Private Placement Warrants that are held by the initial purchasers of such warrants (or permitted transferees under the A&R Registration Rights Agreement), and any of the shares of Common Stock issued or issuable upon the exercise or conversion of such warrants and that are held by the initial purchasers of the applicable warrants being converted (or permitted transferees under the A&R Registration Rights Agreement), the period ending 30 days after the Closing; and (iii) with respect to the shares of Common Stock issued to the New Holders (as defined in the A&R Registration Rights Agreement), each of whom are the directors and officers of Ligand and/or OmniAb, in connection with the consummation of the Merger and held by the New Holders (or their permitted transferees under the A&R Registration Rights Agreement), the period ending on the earliest of (A) three months after the Closing and (B) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.

However, following the expiration of the applicable lock-up period, such equityholders will not be restricted from selling shares of Common Stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of Common Stock in the public market could occur at any time. These sales by us, the Selling Securityholders and/or by our other existing securityholders, or the perception that those sales might occur, could reduce the market price of our Common Stock and Warrants and could impair our ability to raise capital through the sale of additional equity securities. As restrictions on resale end and registration statements (filed after the Closing to provide for the resale of such shares from time to time) become available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price, or the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them. We are unable to predict the effect that such sales may have on the prevailing market prices of our Common Stock and Warrants.

Certain existing shareholders purchased our shares at a price below the current trading price of such shares, and may experience a positive rate of return based on the current trading price. Our future investors may not experience a similar rate of return.

The sale of all the securities being offered in the Resale S-1 could result in a significant decline in the public trading price of our securities. Despite such a decline in the public trading price, some of the Selling Securityholders may still experience a positive rate of return on the securities they purchased due to the differences in the purchase prices described in the Resale S-1. Additionally, even if the current trading price of our Common Stock is at or significantly below the price at which the units were issued in the IPO, some of the Selling Securityholders may still have an incentive to sell because they could still profit on sales due to the lower price at which they purchased their shares compared to the public investors. For example, the 5,750,000 Founder Shares were initially purchased by the Sponsor at a price of $0.004 per share. Based on the closing price of our Common Stock on March 1, 2023 of $4.15 per share, the holders of the Founder Shares, including affiliates of the Sponsor, would experience a potential profit of up to approximately $4.146 per share, or approximately $23.9 million in the aggregate. Public securityholders may not be able to experience the same positive rates of return on securities they purchase due to the low price at which the Sponsor initially purchased the Founder Shares.

Provisions in our certificate of incorporation and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our certificate of incorporation and bylaws contain provisions that could significantly reduce the value of our shares to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of our Board. The provisions in our charter documents include the following:

•a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our Board;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•the exclusive right of our Board, unless the Board grants such a right to the holders of any series of preferred stock, to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;
•the required approval of at least 66-2/3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
•the ability of our Board to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•the ability of our Board to alter our bylaws without obtaining stockholder approval;
•the required approval of at least 66-2/3% of the shares entitled to vote to adopt, amend or repeal our bylaws or repeal the provisions of our certificate of incorporation regarding the election and removal of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings;
•the requirement that a special meeting of stockholders may be called only by the Board, the chair of the Board, the chief executive officer or the president, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to the anti-takeover provisions contained in Section 203 of the DGCL. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the Board has approved the transaction.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders and that the federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees or the underwriters or any offering giving rise to such claim.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our certificate of incorporation or our bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. In addition, our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors and officers, which may discourage such lawsuits against us and our directors and officers. If a court were to find the choice of forum provisions in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect its business and financial condition.

The exclusive forum clause set forth in the Warrant Agreement may have the effect of limiting an investor’s rights to bring legal action against us and could limit the investor’s ability to obtain a favorable judicial forum for disputes with us.

The Warrant Agreement, dated August 9, 2022, between APAC and Continental Stock Transfer & Trust Company (“Continental”), as warrant agent, as amended by the Assignment, Assumption and Amendment Agreement, dated November 1, 2022, by and among us, Continental and Computershare Trust Company, N.A. (collectively, the “Warrant Agreement”) provides that (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York and (ii) we irrevocably submit to such jurisdiction, which jurisdiction will be exclusive. We have waived or will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. We note, however, that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any of our Warrants shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. If any action, the subject matter of which is within the scope of the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “ foreign action”) in the name of any holder of the Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of New York or the United States District Court for the Southern District of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

We are an emerging growth company and smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our shares less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the IPO (December 31, 2026), (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of shares of Common Stock that are held by non-affiliates exceeds $700.0 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We are also a smaller reporting company as defined in the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in this Annual Report and our other periodic reports and proxy statements. We will be able to take advantage of these scaled disclosures for so long as our voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of its second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for the Common Stock and our market price may be more volatile.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We will base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our financial statements include the estimated variable consideration included in the transaction price in our contracts with customers, stock-based compensation, and valuation of our equity investments in early-stage biotechnology companies. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Common Stock.

Additionally, the combined company will regularly monitor its compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to it. As a result of new standards, changes to existing standards and changes in their interpretation, the combined company might be required to change its accounting policies, alter its operational policies, and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or the combined company may be required to restate its published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on its reputation, business, financial position, and profit.

If securityholders exercise their Public Warrants on a “cashless basis,” they will receive fewer shares of Common Stock from such exercise than if such securityholders were to exercise such Warrants for cash.

There are circumstances in which the exercise of the warrants issued in the IPO (the “Public Warrants”) may be required or permitted to be made on a cashless basis. First, since a registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants was not effective by the 60th business day after the closing of the Merger, warrantholders could, until such time as there was an effective registration statement (which occurred when the Resale S-1 became effective on February 10, 2023), exercise Warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our Common Stock is at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their Warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call the Public Warrants for redemption, our management will have the option to require all holders that wish to exercise Warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Warrants, as applicable. As a result, you would receive fewer shares of Common Stock from such exercise than if you were to exercise such Warrants for cash.

There is no guarantee that the exercise price of the Public Warrants will ever be less than the trading price of our Common Stock on Nasdaq, and they may expire worthless, and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment.

As of the date of this Annual Report, the Public Warrants are “out-of-the money,” which means that the trading price of the shares of our Common Stock underlying the Public Warrants is below the $11.50 exercise price of the Public Warrants. For so long as the Public Warrants remain “out-of-the money,” we do not expect warrant holders to exercise their Public Warrants. Therefore, any cash proceeds that we may receive in relation to the exercise of such securities will be dependent on the trading price of our Common Stock. If the market price for our Common Stock is less than the exercise price of the Public Warrants, warrant holders will be unlikely to exercise such securities. There is no guarantee that our Public Warrants will be in the money prior to their expiration and, as such, our Public Warrants may expire worthless.

The Public Warrants were issued in registered form under a Warrant Agreement. The Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a Public Warrant.

Warrants are exercisable for shares of Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders.

Warrants to purchase an aggregate of 19,012,156 shares of Common Stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of the Warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to securityholders, thereby making such Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants prior to their expiration at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our Common Stock in the event the shares of Common Stock are not traded on any specific trading day) of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the Public Warrants, we have an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force securityholders: (i) to exercise Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell Public Warrants at the then-current market price when they might otherwise wish to hold Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of such Public Warrants.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Our corporate headquarters and research and development facilities are located in Emeryville, California, where we lease approximately 35,000 square feet of space under leases expiring in 2032. Icagen, our ion channel technology business, leases approximately 31,000 square feet of research and development space in Durham, North Carolina and Tucson, Arizona, under leases that expire between 2026 and 2029. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings
From time to time, we may be subject to legal proceedings. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. However, regardless of outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “OABI”. Our Warrants are listed on the Nasdaq Capital Market under the symbol “OABIW”.

Holders of Record

As of close of business on March 15, 2023, there were 925 holders of record of our common stock and three holders of record of our Warrants. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, for the development, operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board after considering our financial condition, results of operations, capital requirements, business prospects and other factors the Board deems relevant, and subject to the restrictions contained in any future financing instruments.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of Part III of this Annual Report for information about our equity compensation plans which is incorporated by reference herein.

Performance Graph

Not applicable.

Unregistered Sales of Equity Securities

Other than as previously disclosed in our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the 12 months ended December 31, 2022.

Use of Proceeds

On August 12, 2021, APAC consummated its IPO of 23,000,000 units, including 3,000,000 over-allotment units. The units sold were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230 million. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 257177). The SEC declared the registration statement effective on August 9, 2021. We incurred a total of approximately $13.7 million in costs as a result of the Initial Public Offering (consisting of $4.6 million of cash underwriting discounts, $8.1 million in deferred underwriting fees and $1.0 million of other offering costs). As such, the Company recorded approximately $13.0 million of offering costs as a reduction of temporary equity and $0.6 million of offering costs as a reduction of permanent equity in connection with the issuance of the Units in the Initial Public Offering and the Private Placement Warrants.

Of the gross proceeds received from the IPO, the full exercise of the over-allotment option and the sale of private placement warrants in connection with the IPO, approximately $235.8 million ($10.25 per Public Share) was placed in a trust account.

After deducting payments to existing shareholders of $224.0 million in connection with their exercise of redemption rights, the remaining balance immediately prior to the Closing of the Business Combination of approximately $13.3 million remained in the trust account. The remaining amount in the trust account was used to fund the Business Combination and related transaction expenses.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section entitled “Forward-Looking Statements and Market Data.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section entitled “Risk Factors” or in other parts of this Annual Report.

Overview

Our mission is to enable the rapid development of innovative therapeutics by pushing the frontiers of drug discovery technologies. We intend to achieve this mission by enabling the discovery of high-quality therapeutic candidates and by being the partner of choice for pharmaceutical and biotechnology companies. We believe that pairing the large and diverse antibody repertoires generated from our proprietary transgenic animals with our cutting-edge and high-throughput validated screening tools will deliver high-quality therapeutic candidates for a wide range of diseases.

Our OmniAb technology platform creates and screens diverse antibody repertoires and is designed to quickly identify optimal antibodies for our partners’ drug development efforts. We harness the power of Biological Intelligence, which we built into our proprietary transgenic animals and paired with our high-throughput screening technologies to enable the discovery of high-quality, fully-human antibody therapeutic candidates. We believe these antibodies are high quality because they are naturally optimized in our proprietary host systems for affinity, specificity, developability and functional performance. Our partners have access to these antibody candidates that are based on unmatched biological diversity and optimized through integration across a full range of technologies, including antigen design, transgenic animals, deep screening and characterization. We provide our partners both integrated end-to-end capabilities and highly customizable offerings, which address critical industry challenges and provide optimized antibody discovery solutions. As of December 31, 2022, we had 69 active partners with 291 active programs using the OmniAb technology, including 23 OmniAb-derived antibodies in clinical development by our partners, and three approved products of our partners: (i) zimberelimab, which was approved in China for the treatment of recurrent or refractory classical Hodgkin’s lymphoma, (ii) sugemalimab, which was approved in China for the first-line treatment of metastatic (stage IV) non-small cell lung cancer in combination with chemotherapy, as well as for patients with unresectable stage III non-small cell lung cancer whose disease has not progressed following concurrent or sequential platinum-based chemoradiotherapy, and (iii) teclistamab, which received accelerated approval in the U.S. for adult patients with relapsed or refractory multiple myeloma who have received at least four prior lines of therapy, including a proteasome inhibitor, an immunomodulatory agent, and an anti-CD38 monoclonal antibody, and conditional marketing authorization in Europe as monotherapy for the treatment of adult patients with relapsed and refractory multiple myeloma.

We partner with numerous pharmaceutical and biotechnology companies, varying in size, clinical stage, geography and therapeutic focus. Our license agreements are negotiated separately for each discovery partner, and as a result, the financial terms and contractual provisions vary from agreement to agreement. We structure our license agreements with partners to typically include: (i) upfront or annual payments for technology access (license revenue) and payments for performance of research services (service revenue); (ii) downstream payments in the form of preclinical, intellectual property, clinical, regulatory, and commercial milestones (milestone revenue); and (iii) royalties on net sales of our partners’ products, if any. We succeed when our partners are successful and our agreements are structured to align economic and scientific interests. Our typical royalty rates for antibody discovery contracts are currently in the low- to mid-single digits, and can vary depending on the other economic terms in the agreement. Our future success and the potential to receive these payments are entirely dependent on our partners’ efforts over which we have no control. If our partners determine not to proceed with the future development of a drug candidate, we will not receive any future payments related to that program. Additionally, unless publicly disclosed by our partners, we do not have access to information related to our partners’ clinical trial results, including serious adverse events, or ongoing communications with regulatory agencies regarding our partners’ current clinical programs, which limits our visibility into how such programs may be progressing.

For the years ended December 31, 2022 and 2021, our revenue was $59.1 million and $34.7 million, respectively. For the years ended December 31, 2022 and 2021, our net loss was $22.3 million and $27.0 million, respectively. Historically, our revenue has been derived from payments for technology access, collaborative research services and milestones. We believe the long-term value of our business will be driven by partner royalties as such payments are based on global sales of potential future partner antibodies, which generally provide for larger and recurring payments as compared to technology access, research and milestone payments. While in 2022 we recognized royalty revenue from our partners’ sales of zimberelimab and sugemalimab in China, we believe our revenue will be materially driven by milestones in the shorter term, and by royalties in the longer term, from our partnered programs in the United States and Europe. However, drug discovery and development has significant uncertainty in timing and likelihood of reaching marketing authorization, and we cannot be certain when, if at all, royalty payments will be a material portion of our revenue. Furthermore, we do not control the progression, clinical development, regulatory strategy or eventual commercialization of antibodies discovered using our platform, and as a result, we are entirely dependent on our partners’ efforts and decisions with respect to such antibodies.

Closing of the Business Combination and Separation from Ligand

On November 1, 2022, in accordance with the terms of the Separation Agreement, Ligand transferred the Legacy OmniAb business, including certain related subsidiaries of Ligand, to Legacy OmniAb and made a contribution to the capital of Legacy OmniAb of $1.8 million, after deducting certain transaction and other expenses reimbursable by Legacy OmniAb. Following the Separation, as contemplated by the Separation Agreement, Ligand distributed on a pro rata basis to its stockholders all of the Legacy OmniAb Common Stock held by Ligand, such that each holder of Ligand Common Stock was entitled to receive one share of Legacy OmniAb Common Stock for each share of Ligand Common Stock held by such holder as of the record date for the Distribution.

Following the Separation and Distribution, on November 1, 2022, we consummated the Business Combination, by and among us (formerly known as APAC), Ligand, Legacy OmniAb and Merger Sub, pursuant to which Merger Sub merged with and into Legacy OmniAb, with Legacy OmniAb becoming a wholly owned subsidiary of OmniAb.

Prior to completion of the Separation, on November 1, 2022, Legacy OmniAb operated as part of Ligand and not as a separate, publicly-traded company. Legacy OmniAb’s combined financial statements were derived from Ligand’s historical accounting records and were presented on a carve-out basis. All revenues and expenses as well as assets and liabilities directly associated with Legacy OmniAb’s business activity were included as a component of the combined financial statements. The combined financial statements also included allocations of certain general, administrative, sales and marketing expenses from Ligand’s corporate office and from other Ligand businesses to Legacy OmniAb and allocations of related assets, liabilities, and Ligand’s investment, as applicable. We believe the allocations have been determined on a reasonable basis; however, the amounts were not necessarily representative of the amounts that would have been reflected in the combined financial statements had Legacy OmniAb been an entity that operated separately from Ligand during the periods presented.

Following the Separation, we began accounting for our financial activities as an independent entity. Our financial statements as of December 31, 2022 and for the period from November 1, 2022 through December 31, 2022 are based on the reported results of OmniAb as a standalone company. The accompanying consolidated and combined financial statements include the accounts of OmniAb and its wholly owned subsidiaries. All intercompany transactions and accounts within OmniAb have been eliminated.

Key Business Metrics

We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that the following metrics are important to understanding our current business. These metrics may change or may be substituted for additional or different metrics as our business continues to grow.

Metric	December 31, 2022	December 31, 2021	% Change
Active partners	69	57	21%
Active programs	291	252	15%
Active clinical programs and approved products	26	25	4%
Approved products	3	2	50%

Active partners represents the number of partners that have an active program or have executed a license agreement in advance of initiating an active program. We view this metric as an indication of the competitiveness of our platform and our current level of market penetration. The metric also relates to our opportunities to secure additional active programs.

Active programs represents a program for which research work has commenced or where an antigen is introduced into our animals and remains so as long as the program is actively being developed or commercialized. This number includes active clinical programs and approved products separately disclosed above. We view this metric as an indication of the usage of our technology and the potential for mid- and long-term milestone and royalty payments.

Active clinical programs represents the number of unique programs for which an Investigational New Drug (“IND”) or equivalent under other regulatory regimes has been filed based on an OmniAb-derived antibody and which are in clinical development by our partners and we continue to count programs as active as long as they are actively being developed or commercialized. Where the date of such application is not known to us, we use the official start date from clinical trial registries for the purpose of calculating this metric. This number includes approved products separately disclosed below. We view this metric as an indication of our near- and mid-term potential revenue from milestone fees and potential royalty payments in the long term.

Approved products represents an OmniAb-derived antibody for which our partner has received marketing approval. We view this metric as an indication of our near- and mid-term potential revenue from royalty payments.

Impact of COVID-19 Pandemic

To date, we have not experienced material disruptions in our business operations or financial impacts as a result of the COVID-19 pandemic. While it is not possible at this time to estimate the impact that COVID-19 or other public health epidemic could have on our business in the future, the continued spread of COVID-19 and variants of the virus, the rate of vaccinations regionally and globally and the measures taken by the government authorities, and any future epidemic disease outbreaks, could: disrupt the supply chain and the manufacture or shipment of products and supplies for use by us in our discovery activities and by our partners for their discovery and development activities; delay, limit or prevent us or our partners’ from continuing research and development activities; impede our negotiations with partners and potential partners; impede testing, monitoring, data collection and analysis and other related activities, by us and our partners; interrupt or delay the operations of the FDA or other regulatory authorities, which may impact review and approval timelines for initiation of clinical trials or marketing; impede the launch or commercialization of any approved products; any of which could delay our partnership programs, increase our operating costs, and have a material adverse effect on our business, financial condition and results of operations. In addition, if COVID-19 or any other epidemic disease infects our genetically modified animals, which form the basis of our platform, or if there is an outbreak among our employees or subcontractor’s employees who maintain and care for these animals, we and our partners may be unable to produce antibodies for development.

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below.

Revenue

(Dollars in thousands)	2022	2021	$ Change	% Change
Milestone revenue	$33,871	$10,164	$23,707	233%
Service revenue	18,784	20,084	(1,300)	(6)%
License fees	5,055	4,500	555	12%
Royalty revenue	1,367	—	1,367	NM(1)
Total revenue	$59,077	$34,748	$24,329	70%
_____________
(1)Percentage change is not meaningful.

Total revenue increased $24.3 million, or 70%, in the year ended December 31, 2022 as compared to 2021 driven primarily by (1) additional milestone revenue following the first commercial sale of teclistamab in the U.S. during the year ended December 31, 2022 and (2) royalty revenue from our partners’ sales of zimberelimab and sugemalimab.

Operating Costs and Expenses

(Dollars in thousands)	2022	2021	$ Change	% Change
Research and development	$48,364	$39,232	$9,132	23%
General and administrative	24,903	16,947	7,956	47%
Amortization of intangibles	13,050	12,968	82	1%
Other operating (income) expense, net	(592)	1,210	(1,802)	(149)%
Total operating expenses	$85,725	$70,357	$15,368	22%

Our R&D expenses increased $9.1 million, or 23%, in the year ended December 31, 2022 compared with 2021, primarily due to an increase in rent expense for newly leased facilities and increased personnel-related costs driven by our increased investment in the growth and development of the OmniAb business. General and administrative expenses increased $8.0 million, or 47% in the year ended December 31, 2022 compared with 2021, primarily due to increased personnel-related costs and costs associated with our obligations as a public company. Other operating income, net, of $0.6 million and other operating expense, net, of $1.2 million in the years ended December 31, 2022 and 2021, respectively, resulted from fair value adjustments to contingent earnout liabilities issued in connection with acquisitions.

Other income (expense)

(Dollars in thousands)	2022	2021	$ Change	% Change
Interest income	$587	$—	$587	NM(1)
Interest expense	—	(7)	7	NM(1)
Other income, net	—	1,266	(1,266)	NM(1)
Total other income, net	$587	$1,259	$(672)	(53)%
_____________
(1)Percentage change is not meaningful.

Interest income of $0.6 million in the year ended December 31, 2022 was due to interest earned on short-term investments. Other income, net of $1.3 million in the year ended December 31, 2021 included a gain from sale of an equity security. Interest expense for the year ended December 31, 2021 was related to certain equipment financing.

Income tax benefit

(Dollars in thousands)	2022	2021	$ Change	% Change
Loss before income tax	$(26,061)	$(34,350)	$8,289	(24)%
Income tax benefit	3,727	7,308	(3,581)	(49)%
Net loss	$(22,334)	$(27,042)	$4,708	(17)%
Effective Tax Rate	14.3%	21.3%

Our effective tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions. The tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Our effective tax rate for the year ended December 31, 2022 differed from the federal statutory tax rate of 21.0% due to share-based compensation expense which is not tax deductible and an increase to our valuation allowance recorded against deferred tax assets, partially offset by the tax benefit of research and development tax credits and the impact of changes in our state tax rate. Our effective tax rate for the year ended December 31, 2021 differed from the federal statutory tax rate of 21.0% due to share-based compensation expense which is not tax deductible and an increase to our valuation allowance recorded against deferred tax assets, offset by the tax benefit of research and development tax credits.

Liquidity and Capital Resources
Prior to November 1, 2022, funding from Ligand was our primary source of liquidity. On November 1, 2022, with the closing of the Business Combination, we were capitalized with $95.8 million in net cash. As of December 31, 2022, our cash, cash equivalents and short-term investments were $88.3 million. In January 2023, we received an aggregate of $35.0 million in milestone payments in connection with teclistamab; we recognized $25.0 million as revenue in the fourth quarter of 2022 and the remainder is expected to be recognized in 2023 in accordance with the terms of the license agreement. We believe our cash, cash equivalents and short-term investments and the cash we expect to generate from operations will provide us the flexibility we need to meet operating, investing, and financing needs and support our operations through at least the next 12 months.

If our anticipated cash flows from operations and current cash are insufficient to satisfy our liquidity requirements because of increased expenditures or lower demand for our technology platform, or the realization of other risks, we may be required to raise additional capital through issuances of public or private equity or debt financing or other capital sources. Such additional financing may not be available on terms acceptable to us or at all. In any event, we may consider raising additional capital in the future to expand our business, to pursue strategic investments or acquisitions, to take advantage of favorable market conditions or financing opportunities or for other reasons. Our future capital requirements will depend on many factors, including, but not limited to:

•our ability to achieve revenue growth;
•the costs of expanding our operations, including our business development and marketing efforts;
•our rate of progress in selling access to our platform and marketing activities associated therewith;
•our rate of progress in, and cost of research and development activities associated with, our platform technologies and our internal developed programs to the extent we pursue any such programs;
•the effect of competing technological and market developments;
•the impact of the COVID-19 pandemic or other epidemic diseases on global social, political and economic conditions;
•our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents and other intellectual property and proprietary rights; and
•the costs associated with any technologies that we may in-license or acquire.

We anticipate that our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures and other general corporate purposes.

Additionally, we may receive up to $218.6 million from the exercise of the Warrants, assuming the exercise in full of all the Warrants for cash, but not from the sale of the shares of Common Stock issuable upon such exercise. As of the date of this Annual Report, our Warrants are “out-of-the money,” which means that the trading price of the shares of our Common Stock underlying our Warrants is below the $11.50 exercise price of the Warrants. For so long as the Warrants remain “out-of-the money,” we do not expect warrant holders to exercise their Warrants. Therefore, any cash proceeds that we may receive in relation to the exercise of such securities will be dependent on the trading price of our Common Stock. If the market price for our Common Stock is less than the exercise price of the Warrants, warrant holders will be unlikely to exercise such securities. We expect to use the net proceeds from the exercise of the Warrants, if any, for general corporate and working capital purposes, although we believe we can fund our operations with cash on hand.

Cash Flow Summary

A discussion regarding our cash flow summary for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below.

in thousands	2022	2021	$ Change	% Change
Net cash provided by (used in):
Operating activities	$(3,587)	$(5,672)	$2,085	(37)%
Investing activities	(73,313)	(4,025)	(69,288)	NM(1)
Financing activities	$110,739	$9,697	$101,042	NM(1)
_____________
(1)Percentage change is not meaningful.

Cash Used in Operating Activities:

During the year ended December 31, 2022, cash used in operating activities of $3.6 million primarily reflected our net loss of $22.3 million for the period, adjusted by net non-cash charges of $29.6 million which primarily included $18.3 million in share-based compensation, and $18.2 million in depreciation and amortization, partially offset by $6.4 million of deferred income taxes, net, as well as changes in our operating assets and liabilities in the amount of $10.8 million.

During the year ended December 31, 2021, cash used in operating activities of $5.7 million primarily reflected our net loss of $27.0 million for the period, adjusted by net non-cash charges of $24.0 million which primarily included $15.1 million in share-based compensation, and $16.3 million in depreciation and amortization, partially offset by $7.3 million of deferred income taxes, net, as well as changes in our operating assets and liabilities in the amount of $2.6 million.

Cash Used in Investing Activities:

During the year ended December 31, 2022, cash used in investing activities of $73.3 million primarily consisted of $54.8 million of cash used to purchase short-term investments and $17.2 million of cash used to purchase property and equipment.

During the year ended December 31, 2021, cash used in investing activities of $4.0 million primarily consisted of $4.1 million of cash used to purchase property and equipment.

Cash Provided by Financing Activities:

As Ligand managed our cash and financing arrangements prior to the completion of the Separation, all excess cash generated through earnings was deemed remitted to Ligand and all sources of cash were deemed funded by Ligand. Cash provided by financing activities during the year ended December 31, 2022 and 2021 primarily included cash transferred to us from Ligand based on changes in our cash used for operations.

During the year ended December 31, 2022, cash provided by financing activities was $110.7 million which primarily consisted of $96.2 million of proceeds from the issuance of common stock upon the business combination and $18.6 million net transfer from Ligand, partially offset by $4.3 million in payments for deferred transaction costs and $2.0 million of payments to CVR holders.

During the year ended December 31, 2021, cash provided by financing activities was $9.7 million which primarily consisted of $10.7 million net transfer from Ligand partially offset by $1.1 million of payments to CVR holders.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated and combined financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see “Note 2 – Summary of Significant Accounting Policies” in the notes to the consolidated and combined financial statements appearing elsewhere in this Annual Report for a full description of accounting pronouncements which we have recently adopted and the impact to our financial statements upon adoption. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Revenue Recognition

License revenue is generally recognized at a point in time once we grant access to our intellectual property rights. We do not have future performance obligations under these license arrangements. We generally satisfy our obligation to grant intellectual property rights on the effective date of the contract.

Our contracts with customers often will include future contingent milestone based payments. We include contingent milestone based payments in the estimated transaction price when the milestones are determined to be probable of being achieved. These estimates are based on historical experience, anticipated results and our best judgment at the time. If the contingent milestone based payment is sales-based, we apply the royalty recognition constraint and record revenue when the underlying sale has taken place. Significant judgments must be made in determining the transaction price for our sales of intellectual property. Because of the risk that products in development with our partners will not reach development based milestones or receive regulatory approval, we generally recognize any contingent payments that would be due to us upon the development milestone or regulatory approval. Depending on the terms of the arrangement, we may also defer a portion of the consideration received if we have to satisfy a future obligation.

For research and development services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time it will take us to complete the activities, or the costs we may incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make numerous estimates and use significant judgment. If our estimates or judgments change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

We expense incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial. We did not incur any incremental costs of obtaining a contract during the periods reported.

We occasionally have sub-license obligations related to arrangements for which we receive license fees, milestones and royalties. We evaluate the determination of gross as a principal versus net as an agent reporting based on each individual agreement.
Intangible Assets and Other Long-Lived Assets — Impairment Assessments

We regularly perform reviews to determine if an event occurred that may indicate the carrying values of our intangible and other long-lived assets are impaired. If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by comparing its carrying amounts to its undiscounted cash flows. If the affected assets are not recoverable, we estimate the fair value of the assets and record an impairment loss if the carrying value exceeds the fair value. Factors that may indicate potential impairment include a significant decline in our stock price and market capitalization compared to net book value, significant changes in the ability of an asset to generate positive cash flows and the pattern of utilization of a particular asset.

In order to estimate the fair value of identifiable intangible assets and other long-lived assets, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows, the time value of money, and other factors that a willing market participant would consider. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows.

Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of our reporting unit, we may be required to record future impairment charges for purchased intangible assets. Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet.

Income Taxes
Our provision for income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated current and future taxes to be paid. Significant judgments and estimates based on interpretations of existing tax laws or regulations in the United States are required in determining our provision for income taxes. Changes in tax laws, statutory tax rates, and estimates of our future taxable income could impact the deferred tax assets and liabilities provided for in the combined financial statements and would require an adjustment to the provision for income taxes.

Deferred tax assets are regularly assessed to determine the likelihood they will be recovered from future taxable income. A valuation allowance is established when we believe it is more likely than not the future realization of all or some of a deferred tax asset will not be achieved. In evaluating our ability to recover deferred tax assets within the jurisdiction which they arise, we consider all available positive and negative evidence. Factors reviewed can include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, our history of earnings and reliability of our forecasts, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies.

We recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Tax authorities regularly examine our returns in the jurisdictions in which we do business and we regularly assess the tax risk of our return filing positions. Due to the complexity of some of the uncertainties, the ultimate resolution may result in payments that are materially different from our current estimate of the tax liability. These differences, as well as any interest and penalties, will be reflected in the provision for income taxes in the period in which they are determined.

Prior to the Separation on November 1, 2022, OmniAb operated as part of Ligand and not as a stand-alone company. We determined the OmniAb income tax provision as if Legacy OmniAb had filed consolidated federal income tax returns and combined state income tax returns separate from Ligand since its inception on January 8, 2016 when Ligand acquired Legacy OmniAb (originally known as “Open Monoclonal Technology, Inc.” or “OMT”). We recorded a current federal and state income tax expense for the ten months ended October 31, 2022 and for the year ended December 31, 2021 to reflect OmniAb’s federal tax liability and state minimum taxes due on a carve-out basis. We recorded a deferred federal and state income tax benefit for the ten months ended October 31, 2022 and for the year ended December 31, 2021 to reflect the change in the net deferred tax liability for the periods. The difference between the tax attributes we historically calculated on a carve-out basis and the actual tax attributes that we received as a standalone entity on November 1, 2022 was adjusted through additional paid-in-capital.

Recent Accounting Pronouncements

For the summary of recent accounting pronouncements applicable to our consolidated and combined financial statements, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated and Combined Financial Statements—Note 2 – Summary of Significant Accounting Policies.”

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). As an emerging growth company, we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes-Oxley Act);
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, unless the SEC determines the new rules are necessary for protecting the public;
•reduced disclosure obligations regarding executive compensation; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may take advantage of these provisions until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700.0 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information in this Annual Report and that we provide to our stockholders in the future may be different than what you might receive from other public reporting companies in which you hold equity interests.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We intend to rely on this and other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to interest rate risk results from the cash equivalents and marketable securities in our investment portfolio. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. At any time, significant changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures.

As of December 31, 2022, our cash equivalents and marketable securities of $85.6 million primarily consisted of money market mutual funds, U.S. government and agency securities, commercial paper and corporate bonds. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2022, we estimate that the increase would have resulted in a hypothetical decline of $0.3 million in the net fair value of our interest-sensitive securities.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the periods presented in OmniAb’s consolidated and combined financial statements included in this Annual Report.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of OmniAb, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of OmniAb, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated and combined statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

San Diego, California
March 30, 2023

OMNIAB, INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$33,390	$—
Short-term investments	54,875	—
Accounts receivable, net	30,290	21,136
Prepaid expenses and other current assets	6,395	1,406
Total current assets	124,950	22,542
Intangible assets, net	167,242	176,321
Goodwill	83,979	83,979
Property and equipment, net	19,979	6,795
Operating lease right-of-use assets	21,483	13,332
Other long-term assets	3,579	1,496
Total assets	$421,212	$304,465
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,971	$2,924
Accrued expenses and other current liabilities	5,557	3,747
Income tax payable	3,485	—
Current contingent liabilities	4,022	2,538
Current deferred revenue	8,207	10,790
Current operating lease liabilities	1,780	578
Total current liabilities	26,022	20,577
Long-term contingent liabilities	4,089	4,826
Deferred income taxes, net	21,341	21,962
Long-term operating lease liabilities	24,016	13,272
Long-term deferred revenue	4,325	9,226
Other long-term liabilities	46	295
Total liabilities	79,839	70,158
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding at December 31, 2022; no shares authorized, issued and outstanding at December 31, 2021	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 115,218,229 shares issued and outstanding at December 31, 2022; no shares authorized, issued and outstanding at December 31, 2021	12	—
Additional paid-in capital	330,100	—
Accumulated other comprehensive income	9	—
Retained earnings	11,252	—
Parent company net investment	—	234,307
Total stockholders’ equity	341,373	234,307
Total liabilities and stockholders’ equity	$421,212	$304,465

See accompanying notes to these consolidated and combined financial statements.

OMNIAB, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	December 31,
	2022	2021
Revenues:
License and milestone revenue	$38,926	$14,664
Service revenue	18,784	20,084
Royalty revenue	1,367	—
Total revenues	59,077	34,748
Operating costs and expenses:
Research and development	48,364	39,232
General and administrative	24,903	16,947
Amortization of intangibles	13,050	12,968
Other operating (income) expense, net	(592)	1,210
Total operating expenses	85,725	70,357
Loss from operations	(26,648)	(35,609)
Other income (expense):
Interest income	587	—
Interest expense	—	(7)
Other income, net	—	1,266
Total other income, net	587	1,259
Loss before income tax	(26,061)	(34,350)
Income tax benefit	3,727	7,308
Net loss	$(22,334)	$(27,042)

Net loss per share, basic and diluted	$(0.26)	$(0.33)
Weighted-average shares outstanding, basic and diluted	85,318	82,612

Net loss	$(22,334)	$(27,042)
Unrealized net gain on available-for-sale securities	9	—
Comprehensive loss	$(22,325)	$(27,042)

See accompanying notes to these consolidated and combined financial statements.

OMNIAB, INC.
CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Parent company net investment	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2021	—	$—	$—	$—	$—	$235,537	$235,537
Net loss	—	—	—	—	—	(27,042)	(27,042)
Parent allocation of shared-based compensation	—	—	—	—	—	15,065	15,065
Net transfers from parent company	—	—	—	—	—	10,747	10,747
Balance at December 31, 2021	—	$—	$—	$—	$—	$234,307	$234,307
Parent allocation of shared-based compensation	—	—	—	—	—	14,444	14,444
Net transfers from parent company	—	—	—	—	—	15,047	15,047
Consummation of Separation transaction	97,611,032	10	230,202	—	—	(230,212)	—
Issuance of common stock upon Business Combination, net of transaction costs	17,209,070	2	95,767	—	—	—	95,769
Issuance of common stock under employee stock compensation plans, net of tax	398,127	—	253	—	—	—	253
Share-based compensation	—	—	3,878	—	—	—	3,878
Unrealized net gain on available-for-sale securities	—	—	—	9	—	—	9
Net income (loss)	—	—	—	—	11,252	(33,586)	(22,334)
Balance at December 31, 2022	115,218,229	$12	$330,100	$9	$11,252	$—	$341,373

See accompanying notes to these consolidated and combined financial statements.

OMNIAB, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(22,334)	$(27,042)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,249	16,252
Share-based compensation	18,322	15,065
Deferred income taxes, net	(6,419)	(7,325)
Short-term investments gain	—	(1,265)
Change in estimated fair value of contingent liabilities	(592)	1,210
Other operating activities	20	64
Changes in operating assets and liabilities, net
Accounts receivable, net	(12,737)	6,019
Prepaid expenses and other current assets	(4,714)	(632)
Other long-term assets	(788)	1,454
Accounts payable, accrued expenses, and other current liabilities	15,068	1,513
Operating lease liabilities	1,810	(3,255)
Deferred revenue	(9,489)	(6,717)
Other long-term liabilities	17	(1,013)
Net cash used in operating activities	(3,587)	(5,672)
Investing activities
Purchases of property and equipment	(17,168)	(4,070)
Purchases of short-term investments	(54,775)	—
Proceeds from sale of short-term investments	70	1,265
Payments to CVR holders	(1,440)	(720)
Other investing activities	—	(500)
Net cash used in investing activities	(73,313)	(4,025)
Financing activities
Proceeds from consummation of separation transaction	1,842	—
Proceeds from issuance of common stock in Business Combination	96,242	—
Proceeds from issuance of common stock from stock plans, net	435	—
Payments to CVR holders	(2,025)	(1,050)
Net transfer from parent	14,245	10,747
Net cash provided by financing activities	110,739	9,697
Net increase in cash, cash equivalents, and restricted cash	33,839	—
Cash, cash equivalents and restricted cash at beginning of year	—	—
Cash, cash equivalents and restricted cash at end of year	$33,839	$—
Supplemental cash flow information:
Right-of-use assets obtained in exchange for operating lease obligations	$10,136	$14,515
Deferred revenue recorded in accounts receivable	$942	$11,344
Supplemental non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$22	$1,231
Intangible additions recorded in contingent liabilities	$4,804	$720
Transaction cost recorded in accounts payable	$473	$—

See accompanying notes to these consolidated and combined financial statements.

OMNIAB INC.
Notes to Consolidated and Combined Financial Statements

1. Organization and Basis of Presentation

Description of Business

OmniAb, Inc. (“OmniAb” or the “Company”, formerly known as Avista Public Acquisition Corp. II (“APAC”)) is a biotechnology company with a Biological Intelligence powered multi-species antibody platform for the discovery of mono and bispecific therapeutic human antibodies. The Company primarily derives revenue from license fees for technology access, milestones from partnered programs and service revenue from research programs.

Separation and Business Combination

On November 1, 2022 (the “Closing Date”), the Company, Ligand Pharmaceuticals Incorporated, a Delaware corporation (“Ligand” or the “Parent”), OmniAb Operations, Inc., a Delaware corporation and wholly-owned subsidiary of Ligand (“Legacy OmniAb”, formerly known as OmniAb, Inc. and, together with Ligand, collectively, the “Companies”), and Orwell Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of APAC (“Merger Sub”), consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 23, 2022.

In connection with, and as contemplated by, the Merger Agreement, on November 1, 2022, in accordance with the terms of the Separation and Distribution Agreement, dated as of March 23, 2022, by and among APAC, Ligand and Legacy OmniAb (the “Separation Agreement”), Ligand transferred the Legacy OmniAb business, including certain related subsidiaries of Ligand, to Legacy OmniAb and made a contribution to the capital of Legacy OmniAb of $1.8 million, after deducting certain transaction and other expenses reimbursable by Legacy OmniAb (the “Separation”). Following the Separation, as contemplated by the Separation Agreement, Ligand distributed on a pro rata basis to its stockholders all of the shares of common stock, par value $0.001 per share, of Legacy OmniAb (“Legacy OmniAb Common Stock”) held by Ligand, such that each holder of shares of common stock, par value $0.001 per share, of Ligand (“Ligand Common Stock”) was entitled to receive one share of Legacy OmniAb Common Stock for each share of Ligand Common Stock held by such holder as of the record date for the distribution, October 26, 2022 (the “Distribution”).

Following the Separation and Distribution, on November 1, 2022, Merger Sub merged with and into Legacy OmniAb, with Legacy OmniAb surviving as a direct, wholly owned subsidiary of OmniAb (the “Business Combination”). See Note 4 – Business Combination, for further details.

The Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, APAC was treated as the acquired company and Legacy OmniAb was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the reverse recapitalization was treated as the equivalent of Legacy OmniAb issuing stock for the net assets of APAC, accompanied by a recapitalization. The consolidated and combined assets, liabilities and results of operations prior to the Business Combination are those of Legacy OmniAb, and the assets, liabilities and results of operations of APAC were consolidated with Legacy OmniAb beginning on the Closing Date. The net assets of APAC are stated at historical cost, with no goodwill or other intangible assets recorded.

Legacy OmniAb was determined to be the accounting acquirer based on the following predominant factors:

•Legacy OmniAb’s existing stockholders have the greatest voting interest in the Company with approximately 85% of the voting interest;
•Legacy OmniAb nominated a majority of the initial members of the Company’s board of directors;
•Legacy OmniAb’s senior management is the senior management of the Company;
•Legacy OmniAb is the larger entity based on historical operating activity and has the larger employee base; and
•The post-combination company assumed a Legacy OmniAb branded name: “OmniAb, Inc.”

Basis of Presentation

The Company’s accompanying consolidated and combined financial statements have been prepared in accordance with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain prior period amounts in the consolidated and combined financial statements have been reclassified to conform to the current period presentation.

Periods prior to Separation

The accompanying combined financial statements for periods prior to the Separation have been prepared on a stand-alone basis and are derived from Ligand’s consolidated financial statement accounting records. The operations comprising Legacy OmniAb were in various legal entities wholly owned by Ligand. Accordingly, Ligand’s net investment in these operations is shown in lieu of stockholder’s equity in the combined financial statements.

Legacy OmniAb comprised certain stand-alone legal entities for which discrete financial information was available. As Ligand recorded transactions at the legal entity level, allocation methodologies were applied to certain accounts to allocate amounts to Legacy OmniAb, as discussed further below.

Legacy OmniAb entities were under the common control of Ligand as a result of, among other factors, Ligand’s ownership. As the entities were under common control, the financial statements report the financial position, results of operations and cash flows of Legacy OmniAb as though the transfer of net assets and equity interests had occurred as of January 2016. Transactions between Ligand and Legacy OmniAb were accounted through Parent company net investment in Legacy OmniAb. The total net effect of the settlement of these intercompany transactions is reflected in Legacy OmniAb’s combined balance sheets as Parent company net investment in Legacy OmniAb. All significant intercompany transactions with Ligand are deemed to have been paid in the period the costs were incurred. Expenses related to corporate allocations from Ligand to Legacy OmniAb were considered to be effectively settled for cash in the combined financial statements at the time the transaction was recorded.

The combined financial statements include all revenues, expenses, assets and liabilities directly associated with the business activity of Legacy OmniAb as well as an allocation of certain general and administrative expenses related to facilities, functions and services provided by Ligand. These corporate expenses have been allocated to Legacy OmniAb based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount or a percentage of total operating expenses or other measures that management believes are consistent and reasonable. See Note 3 – Relationship with Parent and Related Entities.

Ligand maintains various share-based compensation plans at a corporate level. Legacy OmniAb employees participated in those programs, and a portion of the compensation cost associated with those plans are included in Legacy OmniAb’s combined statements of operations and Parent company net investment. The amounts presented in the combined financial statements are not necessarily indicative of future awards and may not reflect the results that Legacy OmniAb would have experienced as a stand-alone entity. See Note 3 – Relationship with Parent and Related Entities for additional discussion.

All of the allocations and estimates in the combined financial statements are based on assumptions that management believes are reasonable. However, the combined financial statements included herein may not be indicative of the financial position, results of operations and cash flows of Legacy OmniAb in the future or if Legacy OmniAb had been a separate, stand-alone publicly traded entity during the periods presented.

Periods after the Separation

Following the Separation, the Company began accounting for its financial activities as an independent entity. The Company’s financial statements as of December 31, 2022 and for the period from November 1, 2022 through December 31, 2022 are based on the reported results of OmniAb as a standalone company. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts within the Company have been eliminated.

Separation-related adjustments

Pursuant to the Separation Agreement, certain accounts receivables, accounts payables, and accrued liabilities included in Legacy OmniAb’s combined balance sheets immediately prior to the Separation were retained by Ligand, and therefore, were adjusted through net parent investment in Legacy OmniAb’s combined financial statements. In addition, in connection with the Separation, certain equity awards were converted in accordance with the Employee Matters Agreement, as further described in Note 11 – Share-Based Compensation.

As a standalone entity, the Company will file tax returns on its own behalf, and tax balances and the effective income tax rate may differ from the amounts reported in the historical periods. The difference between the tax attributes the Company historically calculated on a carve-out basis and the actual tax attributes that the Company received as a standalone entity on November 1, 2022 was adjusted through additional paid-in-capital. As of November 1, 2022 and in connection with the Separation, the Company adjusted its deferred tax balances and computed its related tax provision to reflect operations as a standalone entity.

The following represents the impact of these Separation-related adjustments to the Company’s balance sheet following the Separation on November 1, 2022:

	As of	Separation-Related	As of
(in thousands)	October 31, 2022	Adjustments	November 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,842	$96,242	$98,084
Accounts receivable, net	5,541	(5,541)	—
Prepaid expenses and other current assets	2,220	—	2,220
Total current assets	9,603	90,701	100,304
Deferred income taxes, net	167	(167)	—
Intangible assets, net	166,182	—	166,182
Goodwill	83,979	—	83,979
Property and equipment, net	19,888	19	19,907
Operating lease right-of-use assets	21,290	—	21,290
Other long-term assets	1,448	—	1,448
Total assets	$302,557	$90,553	$393,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,569	$(8,096)	$473
Accrued expenses and other current liabilities	3,381	(3,356)	25
Current contingent liabilities	1,569	—	1,569
Current deferred revenue	8,582	—	8,582
Current operating lease liabilities	1,611	—	1,611
Total current liabilities	23,712	(11,452)	12,260
Long-term contingent liabilities	4,175	—	4,175
Deferred income taxes, net	15,136	5,731	20,867
Long-term operating lease liabilities	24,822	—	24,822
Long-term deferred revenue	5,004	—	5,004
Other long-term liabilities	298	(298)	—
Total liabilities	73,147	(6,019)	67,128
Parent company net investment	229,410	(229,410)	—
Common stock	—	12	12
Additional paid-in capital	—	325,970	325,970
Total liabilities and stockholders’ equity	$302,557	$90,553	$393,110

Liquidity and Capital Resources

Prior to the Separation, Legacy OmniAb was dependent upon Ligand for all of its working capital and financing requirements, as Ligand used a centralized approach to cash management and financing its operations. There were no cash amounts specifically attributable to Legacy OmniAb for the historical periods presented; therefore, there was no cash reflected in the combined financial statements. Accordingly, cash and cash equivalents, debt or related interest expense were not allocated to Legacy OmniAb in the combined financial statements. Financing transactions related to OmniAb were accounted for as a component of the Parent company net investment in the combined balance sheets and as a financing activity including an interest expense component allocation on the accompanying combined statements of cash flows.

In connection with the Separation, Ligand funded the Company with approximately $1.8 million of cash. Additionally, the Company’s proceeds, net of transactions costs from the Business Combination were $95.8 million. See Note 4 – Business Combination, for further details. In January 2023, the Company received an aggregate of $35.0 million in milestone payments in connection with teclistamab.

For the years ended December 31, 2022 and 2021, the Company’s revenue was $59.1 million and $34.7 million, respectively. For the years ended December 31, 2022 and 2021, the Company’s net loss was $22.3 million and $27.0 million, respectively. The Company expects to continue to incur losses for the foreseeable future, and anticipates these losses will increase substantially as it invests in research and development activities to improve its technology and platform, market and sell its solutions to existing and new partners, add operational, financial and management information systems and personnel to support its operations and incur additional costs associated with operating as a public company. The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and generate cash flows from operations. The Company believes its existing cash, cash equivalents and marketable securities and the cash it expects to generate from operations, including milestone payments received in January 2023, will provide it the flexibility needed to meet operating, investing, and financing needs and support operations through at least the next 12 months.

The accompanying consolidated and combined financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Emerging Growth Company

OmniAb qualifies as an “emerging growth company” (“EGC”) as defined in Section 2(a) of the Securities Act of 1933, as amended, (“Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”).

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. OmniAb has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, OmniAb, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of OmniAb’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult because of the potential differences in accounting standards used.
2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of these consolidated and combined financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and the accompanying notes. Actual results may differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when purchased. As of December 31, 2022, cash and cash equivalents consisted of bank deposits, money market funds as well as U.S. government agency and corporate debt securities. The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the consolidated and combined balance sheets to the total of the amount presented in the consolidated and combined statements of cash flows:

(in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$33,390	$—
Restricted cash included in other non-current assets	449	—
Total cash, cash equivalents and restricted cash presented in the consolidated and combined statements of cash flows	$33,839	$—

The restricted cash relates to the Company’s property leases and is included in “Other long-term assets”. The restriction will lapse when the related leases expire.

Short-term Investments

Short-term investments primarily consist of commercial paper, corporate debt securities, and government and agency bonds. The Company classifies short-term investments as “available-for-sale” as the sale of such investments may be required prior to maturity to implement management strategies. Therefore, the Company has classified all investments with original maturity dates beyond three months as current assets in the accompanying consolidated and combined balance sheets. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive loss as a component of stockholders’ equity until realized.

Accounts Receivable

The Company’s accounts receivable represents the amounts billed to its partners and that are due unconditionally for services the Company has performed. The Company establishes an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experienced and adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include historical loss experience, delinquency trends, aging behavior of receivables, credit and liquidity quality indicators for industry groups, customer classes or individual customers and the current and expected future economic and market conditions.

Property and Equipment

Property and equipment are stated at cost, subject to review for impairment, and depreciated over the estimated useful lives of the assets using the straight-line method. Amortization of leasehold improvements is recorded over the shorter of the lease term or estimated useful life of the related asset. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating income or expense.

Asset	Estimated Useful Life
Lab and office equipment	4 - 7 years
Computer hardware	3 - 5 years
Leasehold improvements	Shorter of the useful life or remaining lease term
Computer software	Shorter of 3 years or useful life of asset

Acquisitions

The Company first determines whether a set of assets acquired constitutes a business and should be accounted for as a business combination. If the assets acquired are not a business, the Company accounts for the transaction as an asset acquisition. Business combinations are accounted for by using the acquisition method of accounting which requires the Company to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which the Company may adjust the provisional amounts recognized).

Under the acquisition method of accounting, the Company recognizes separately from goodwill the identifiable assets acquired, the liabilities assumed, including contingent consideration and all contractual contingencies, generally at the acquisition date fair value. Contingent purchase consideration to be settled in cash is remeasured to estimated fair value at each reporting period with the change in fair value recorded in the statement of operations. Costs that the Company incurs to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and the Company charges them to general and administrative expense as they are incurred.

The Company measures goodwill as of the acquisition date as the excess of consideration transferred, which is also measured at fair value, over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed.

Should the initial accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, the Company reports provisional amounts in its financial statements. During the measurement period, the Company adjusts the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and the Company records those adjustments to its financial statements in the period of change, if any.

Under the acquisition method of accounting for business combinations, if the Company identifies changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period and they relate to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement period adjustment and the Company records the offset to goodwill. The Company records all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current period income tax expense.

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. During the goodwill impairment review, the Company assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of its reporting unit is less than the carrying amount, including goodwill. The Company operates in one reporting unit. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, the overall financial performance, and events affecting the reporting unit. If, after assessing the totality of these qualitative factors, the Company determines that it is not more-likely-than-not that the fair value of its reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the quantitative assessment. The Company will then evaluate goodwill for impairment by comparing the estimated fair value of the reporting unit to its carrying value, including the associated goodwill. To determine the fair value, the Company generally uses a combination of market approach based on OmniAb and comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. The Company’s cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative assessment for the goodwill impairment test. The Company performed the annual assessment for goodwill impairment during the fourth quarter of 2022 and 2021, noting no impairment indicators under the qualitative assessment.

The Company’s identifiable intangible assets are composed of acquired core technologies, licensed technologies, contractual relationships, customer relationships and trade names. Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over the assets’ respective estimated useful life. The Company regularly performs reviews to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, the Company estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include market conditions, industry and economic trends, changes in regulations, clinical success, historical and forecasted financial results, significant changes in the ability of a particular asset to generate positive cash flows, and the pattern of utilization of a particular asset. The Company did not identify indicators of impairment for the finite-lived intangibles and other long-lived assets at December 31, 2022 and 2021.

Public, Private Placement, Forward Purchase and Backstop Common Stock Warrants

The Company assumed 7,666,667 warrants originally issued in APAC’s initial public offering (the “Public Warrants”) and 8,233,333 warrants issued in a private placement that closed concurrently with APAC’s initial public offering, (the “Private Placement Warrants”) in the Business Combination. Additionally, as further discussed in Note 4 – Business Combination, pursuant to the Amended and Restated Forward Purchase Agreement, dated as of March 23, 2022 (the “A&R FPA”), on the Closing Date, the Company issued 1,666,667 warrants in the Forward Purchase (the “Forward Purchase Warrants”) and 1,445,489 warrants in the Redemption Backstop (the “Backstop Warrants”). The Public, Private Placement, Forward Purchase and Backstop Warrants entitle the holder to purchase one share of common stock at an exercise price of $11.50 per share.

The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised at the option of the Company. The Private Placement Warrants have terms and provisions that are identical to the Public Warrants except that the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination. The Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants. The Forward Purchase Warrants and the Backstop Warrants have the same terms as the Private Placement Warrants.

The Company evaluated the Public, Private Placement, Forward Purchase and Backstop Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they meet the criteria for equity classification as they are considered to be indexed to the Company’s own stock. Since the Public, Private Placement, Forward Purchase and Backstop Warrants met the criteria for equity classification upon the consummation of the Business Combination, the Company recorded these warrants in additional paid-in capital as part of the Business Combination.

Revenue Recognition

The Company’s revenue is primarily generated from license fees for technology access, development, regulatory and sales based milestone payments, service revenue for performance of research, and royalties on product sales. The Company applies the following five-step model in accordance with ASC 606, Revenue from Contracts with Customers, in order to determine revenue: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company’s revenue is typically derived from license agreements with its partners and consists of: (i) upfront or annual payments for technology access (license revenue) and payments for performance of research services (service revenue); (ii) downstream payments in the form of preclinical, intellectual property, clinical, regulatory, and commercial milestones (milestone revenue) and (iii) royalties on net sales from partners’ product sales, if any.

License fees are generally recognized at a point in time once the Company grants partners access to intellectual property rights. The Company generally satisfies its obligation to grant intellectual property rights on the effective date of the contract.

The Company recognizes service revenue for contracted R&D services performed for partners over time. The Company measures its progress using an input method based on the effort it expends or costs it incurs toward the satisfaction of its performance obligation. The Company estimates the amount of effort it expends, including the time it will take to complete the activities, or the costs it may incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that it multiplies by the transaction price to determine the amount of revenue recognized each period. This approach requires the Company to make estimates and use judgment. If estimates or judgments change over the course of the collaboration, they may affect the timing and amount of revenue recognized in current and future periods.

The Company includes contingent milestone based payments in the estimated transaction price when there is a basis to reasonably estimate the amount of the payment and it is probable of being achieved. These estimates are based on historical experience, anticipated results and its best judgment at the time. If the contingent milestone based payment is sales-based, we apply the royalty recognition constraint and record revenue when the underlying sale has taken place. Significant judgments must be made in determining the transaction price for licenses of intellectual property. Because of the risk that products in development with partners will not reach development based milestones or receive regulatory approval, the Company generally recognizes any contingent payments that would be due to it upon or after achievement of the development milestone or regulatory approval.

Deferred Revenue

Depending on the terms of the arrangement, the Company may also defer a portion of the consideration received if it had to satisfy a future obligation.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated and combined balance sheets. The Company generally receives payment at the point it satisfies its obligation or soon after. Any fees billed in advance of being earned are recorded as deferred revenue. During the year ended December 31, 2022, the amount recognized as revenue that was previously deferred at December 31, 2021 was $10.5 million. During the year ended December 31, 2021, the amount recognized as revenue that was previously deferred at December 31, 2020 was $7.4 million.

Disaggregation of Revenue

The following table represents disaggregation of revenue by type:

(Dollars in thousands)	2022	2021
Milestone revenue	$33,871	$10,164
Service revenue	18,784	20,084
License fees	5,055	4,500
Royalty revenue	1,367	—
Total revenue	$59,077	$34,748

Research and Development Expenses

Research and development expenses consist of material, equipment, facilities and labor costs of scientific staff who are working pursuant to collaborative agreements and other research and development projects. Also included in research and development expenses are third-party costs incurred for research programs including in-licensing costs, and costs incurred by other research and development service vendors. The Company expenses these costs as they are incurred. When the Company makes payments for research and development services prior to the services being rendered, it records those amounts as prepaid assets on its consolidated and combined balance sheets and it expenses them as the services are provided.

Share-Based Compensation

Prior to the Separation, certain Company employees, directors, managers and advisors participated in share-based compensation plans sponsored by Ligand. Ligand share-based compensation awards consisted of stock options, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”) and other cash-based or share-based awards. As such, prior to the Separation the awards granted to Company employees, directors, managers and advisors are reflected in Parent company net investment within the combined statements of stockholders’ equity at the time they were expensed. Prior to the Separation, the consolidated and combined statements of operations and comprehensive loss also include an allocation of Ligand’s corporate and shared employee share-based compensation expenses.

The Company recognizes share-based compensation expense based on the estimated fair value on a straight-line basis over the requisite service periods of the awards, taking into consideration forfeitures as they occur. The fair value of RSUs is determined by the closing market price of the Company’s common stock on the date of grant. PRSUs generally represent the right to receive a certain number of shares of common stock based on the achievement of the Company’s corporate performance goals and continued employment during the vesting period. Share-based compensation expense for these PRSUs is measured using the Monte-Carlo valuation model and is not adjusted for the achievement, or lack thereof, of the market conditions.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock purchases under the ESPP and stock options granted. The model assumptions include expected volatility, term, dividends, and the risk-free interest rate.

The Company measures and recognizes compensation expense for shares to be issued under its employee stock purchase plan based on an estimated grant date fair value recognized on a straight-line basis over the offering period.

Income Taxes

The Company provides for income taxes under the asset and liability method prescribed by the ASC Topic 740, Income Taxes (“Topic 740”). Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect when the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

The Company accounts for uncertain tax positions recognized in the consolidated and combined financial statements in accordance with the provisions of Topic 740 by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could affect its income tax provision in future periods. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income tax in its consolidated and combined statements of operations.

Prior to the Separation, Legacy OmniAb’s income taxes include current and deferred income taxes of Ligand allocated to its combined financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed in Topic 740. Accordingly, the Company’s income tax provision was prepared following the “Separate Return Method.” The Separate Return Method applies Topic 740 to the combined financial statements of the OmniAb members of the consolidated group as if the group member were a separate taxpayer which joined in filing a consolidated federal income tax return and combined state income tax returns separate from Ligand.

In general, the taxable loss of Legacy OmniAb for the tax periods ended October 31, 2022 and 2021 was included in Ligand’s U.S. consolidated federal and combined state income tax returns, where applicable. As such, separate income tax returns were not prepared for OmniAb. Consequently, income taxes currently payable are deemed to have been remitted to Ligand in the period the liability arose and income taxes currently receivable are deemed to have been received from Ligand in the period that a refund could have been recognized by OmniAb had we been a separate taxpayer, if applicable. For the period from November 1 through December 31, 2022, the Company will file its own consolidated federal income tax return and combined state income tax returns separate from Ligand. Any income taxes due for the tax year ended December 31, 2022 will be directly payable by the Company.

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

For periods prior to the Separation, basic and diluted income (loss) per share was calculated based on the 82.6 million shares issued to Ligand shareholders at the Closing Date.

Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale debt securities and reclassification adjustments for realized gains or losses included in net income (loss). The unrealized gains or losses are reported in the consolidated and combined statements of operations and comprehensive income (loss).

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. The Company has evaluated recently issued accounting pronouncements and does not currently believe that any of these pronouncements will have a material impact on its consolidated and combined financial statements and related disclosures. The Company did not adopt any new accounting standards during the year ended December 31, 2022 which had a material impact on the consolidated and combined financial statements.

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and assess performance. The Company currently operates in one reportable business segment.

Concentrations of Business Risk

Revenue from significant partners, which is defined as 10% or more of total revenue, was as follows:

	Year Ended December 31,
	2022	2021
Partner A	47%	24%
Partner B	15%	28%
Partner C	10%	(1)
Partner D	(1)	11%
_____________
(1)less than 10%

3. Relationship with Parent and Related Entities

Prior to the Separation, the OmniAb business was managed and operated in the normal course of business consistent with other affiliates of the Parent. Accordingly, certain shared costs were allocated to the Company and reflected as expenses in the combined financial statements. Management considered the allocation methodologies used to be reasonable and appropriate reflections of the historical Parent expenses attributable to OmniAb for purposes of the stand-alone financial statements. However, the expenses reflected in the combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if OmniAb historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the combined financial statements may not be indicative of related expenses that will be incurred in the future by OmniAb.

General Corporate Overhead

The combined statements of operations include expenses for certain centralized functions (such as information systems, accounting, treasury, audit, purchasing, human resources, legal and facilities), executive compensation and other programs provided and/or administered by Parent that were charged directly to the Company. A portion of these costs benefited the Company and were allocated using a pro-rata method based on project-related costs or other measures that management believed were consistent and reasonable.

Costs of $5.5 million for the ten months ended October 31, 2022, and $6.1 million for the year ended December 31, 2021, respectively, have been reflected in the general and administrative expenses in our combined statements of operations for our allocated share of Parent’s corporate overhead.

Cash Management and Financing

The Company participated in Ligand’s centralized cash management and financing programs prior to the Separation.

Disbursements were made through centralized accounts payable systems which were operated by Ligand. Cash receipts were transferred to centralized accounts, also maintained by Ligand. As cash was disbursed and received by Ligand, it was accounted for through the Parent company net investment. All obligations were financed by Ligand and financing decisions were determined by central Ligand treasury operations.

Equity-Based Incentive Plans

Certain of our employees participated in the former Parent’s equity-based incentive plans. Under the Ligand 2002 Stock Incentive Plan (2002 Plan), employees, directors, managers and advisors were awarded share-based incentive awards in a number of forms, including nonqualified stock options. Under the 2002 Plan, employees could be awarded share-based incentive awards which included non-statutory stock options or incentive stock options, restricted stock units, performance stock units and other cash-based or share-based awards. Awards granted to employees under the incentive plans typically vested 1/8 on the six month anniversary of the date of grant, and 1/48 each month thereafter for forty-two months. The Company measured share-based compensation for all share-based incentive awards at fair value on the grant date. Share-based compensation expense was generally recognized on a straight-line basis over the requisite service periods of the awards.

Compensation costs associated with the Company’s employees’ participation in the incentive plans were specifically identified for employees who exclusively supported the Company’s operations and were allocated to the Company as part of the cost allocations from the Company’s former Parent. Total costs charged to the Company related to its employees’ participation in the former Parent’s incentive plans, depending on the nature of the employee’s role in our operations, were $14.4 million ($8.2 million in research and development expenses and $6.2 million in general and administrative expenses), $15.1 million ($9.0 million in research and development expenses and $6.1 million in general and administrative expenses), during the ten months ended October 31, 2022 and year ended December 31, 2021, respectively.

Employee Stock Purchase Plan

The Company’s eligible employees participated in its former Parent’s ESPP. The ESPP permitted eligible participants to purchase Ligand’s shares at a discount through regular payroll deductions of up to 10% of their eligible compensation during the offering period. The ESPP was typically implemented through consecutive six-month offering periods. The purchase price of the shares was 85% of the lesser of the fair market value of the closing price per share on the first day of the offering period and the fair market value of the closing price per share on the last day of the offering period. No participant may purchase more than $25,000 worth of common stock per calendar year.

Costs charged to the Company related to the Company’s participation in its former Parent’s ESPP was $0.1 million for each of the years ended December 31, 2022 and 2021.

4. Business Combination

As discussed in Note 1 – Organization and Basis of Presentation, on November 1, 2022, the Company consummated the transactions contemplated by the Merger Agreement. At the Closing Date, and subject to the terms and conditions of the Merger Agreement, each outstanding share of Legacy OmniAb Common Stock was cancelled in exchange for 4.90007 shares of common stock of OmniAb, par value $0.0001 per share (“OmniAb Common Stock”) and 0.75842 shares of OmniAb Common Stock subject to certain price-based earnout triggers (the “Earnout Shares”). Holders of shares of Legacy OmniAb common stock received an aggregate 82,611,789 shares of the OmniAb Common Stock, excluding Earnout Shares, as consideration in the Business Combination.

In addition, all outstanding Legacy OmniAb equity awards were converted into OmniAb equity awards to purchase, in the case of options, or receive, in the case of restricted stock units and performance-vesting restricted stock units, shares of OmniAb Common Stock, in each case, equal to the number of shares underlying such Legacy OmniAb equity awards multiplied by the Exchange Ratio. Each holder of an outstanding Legacy OmniAb equity award also received Earnout Shares equal to the number of shares of Legacy OmniAb Common Stock underlying such equity award multiplied by 0.75842.

Holders of shares of Legacy OmniAb common stock and holders of Legacy OmniAb equity awards received an aggregate 14,999,243 Earnout Shares as consideration in the Business Combination. 50% of the Earnout Shares will vest on the date on which the volume-weighted average price (“VWAP”) equals or exceeds $12.50 on any 20 trading days in any 30 consecutive trading-day period, and all remaining Earnout Shares will vest on the date on which the VWAP equals or exceeds $15.00 on any 20 trading days in any 30 consecutive trading-day period, in each case provided such vesting occurs during the five year period following the Closing Date (the “Earnout Period”); provided, that in the event of a Change of Control (as defined in the Merger Agreement) during the Earnout Period pursuant to which OmniAb or any of its stockholders have the right to receive, directly or indirectly, cash, securities or other property attributing a value of at least $12.50 (with respect to 50% of the Earnout Shares) or $15.00 (with respect to all Earnout Shares) per share of OmniAb Common Stock, and such Change of Control has been approved by a majority of the independent directors of the OmniAb Board, then such Earnout Shares shall be deemed to have vested immediately prior to such Change of Control. The Earnout Shares are accounted for as equity-classified equity instruments and recorded in additional paid-in capital as part of the Business Combination.

Pursuant to the Sponsor Insider Letter Agreement executed concurrently with the Merger Agreement, by and among APAC, Avista Acquisition LP II (the “Sponsor”), Legacy OmniAb and certain insiders of APAC, 1,293,299 shares of OmniAb Common Stock held by the Sponsor became subject to the same price-based vesting conditions as the Earnout Shares (the “Earnout Founder Shares”). The Earnout Founder Shares are accounted for as equity-classified equity instruments and recorded in additional paid-in capital as part of the Business Combination.

On the Closing Date, the Company completed the issuance and sale of 1,500,000 shares of the Company’s common stock and 1,666,667 Forward Purchase Warrants to the Sponsor for an aggregate purchase price of $15.0 million (the “Forward Purchase”), pursuant to the amended and restated forward purchase agreement (the “A&R FPA”). Additionally, and also pursuant to the A&R FPA, on the Closing Date, the Company completed the sale of 8,672,934 shares of the Company’s common stock and 1,445,489 Backstop Warrants to the Sponsor for a purchase price of $10.00 per share and aggregate purchase price of $86.7 million in order to backstop shareholder redemptions which would have otherwise resulted in the cash proceeds available to OmniAb following the Business Combination from OmniAb’s trust account to be less than $100,000,000. Refer to Note 10 – Stockholders' Equity, for additional information on the accounting for the Forward Purchase Warrants and Backstop Warrants.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, APAC was treated as the “acquired” company and OmniAb is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of OmniAb issuing stock for the net assets of APAC, accompanied by a recapitalization. The net assets of APAC are stated at historical cost, with no goodwill or other intangible assets recorded.

Upon the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 1,100,000,000 shares, $0.0001 par value per share, of which, 1,000,000,000 shares are designated as OmniAb Common Stock and 100,000,000 shares are designated as preferred stock.

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of stockholders’ equity for the year ended December 31, 2022:

in thousands	Amount
Cash - A&R FPA - Backstop	$86,729
Cash - A&R FPA	15,000
Cash - Avista trust and cash, net of redemptions	9,103
Less: Transaction costs paid at closing by Avista	(9,209)
Less: Transaction costs paid at closing by OmniAb	(5,381)
Cash contributions from the Business Combination, net of transaction costs	96,242
Less: Transaction costs accrued not paid by OmniAb	(473)
Net Business Combination and related transactions	$95,769

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Amount
Shares issued pursuant to A&R FPA - Backstop	8,672,934
Avista shares held by the Sponsor	4,456,701
Shares issued pursuant to A&R FPA	1,500,000
Earnout shares issued to founders	1,293,299
Common stock of Avista net of redemptions	1,286,136
Total shares issued in Business Combination, A&R FPA	17,209,070
Shares issued for OmniAb common stock	82,611,789
Earnout shares issued to OmniAb	14,999,243
Total shares of common stock immediately following the Business Combination	114,820,102

5. Fair Value Measurement

The Company measures its financial assets and liabilities at fair value, which is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company uses the following three-level valuation hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial assets and liabilities:

•Level 1 - Observable inputs such as unadjusted quoted prices in active markets for identical instruments.
•Level 2 - Quoted prices for similar instruments in active markets or inputs that are observable for the asset or liability, either directly or indirectly.
•Level 3 - Significant unobservable inputs based on the Company’s assumptions.

Financial Instruments Measured on a Recurring Basis

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	Fair Value Measurements as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$26,056	$—	—	$26,056
Government and agency securities	—	2,987	—	2,987
Corporate debt securities	—	1,510	—	1,510
Total cash equivalents	$26,056	$4,497	$—	$30,553

Short-term investments
Government and agency securities	29,951	4,838	—	34,789
Corporate debt securities	—	1,983	—	1,983
Commercial paper	—	17,491	—	17,491
Asset-backed securities	—	612	—	612
Total short-term investments	$29,951	$24,924	$—	$54,875

Liabilities:
Current contingent liabilities	$—	$—	$4,022	$4,022
Long-term contingent liabilities	—	—	4,089	4,089
Total liabilities	$—	$—	$8,111	$8,111

	Fair Value Measurements as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent liabilities	$—	$—	$2,538	$2,538
Long-term contingent liabilities	—	—	4,826	4,826
Total liabilities	$—	$—	$7,364	$7,364

The carrying amounts reported in our consolidated and combined balance sheets for accounts receivable, other assets, accounts payable and other accrued expenses approximate fair value due to their relatively short periods to maturity.

Available-for-Sale Securities

The Company obtains the fair value of its Level 2 available-for-sale securities from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2022. The Company has not transferred any investment securities between classification levels.

Contingent Liabilities

Contingent liabilities are measured at fair valued each reporting period by using a probability weighted income approach.

A reconciliation of the Level 3 financial instruments as of December 31, 2022 and 2021 is as follows:

(in thousands)	Crystal(1)	Taurus(2)	xCella(2)	Icagen(1)	Total
Beginning balance as of January 1, 2021	$800	$—	$—	$6,404	$7,204
Payments to CVR holders	—	—	(720)	(1,050)	(1,770)
Fair value adjustments to contingent liabilities	(800)	—	720	2,010	1,930
Balance as of December 31, 2021	—	—	—	7,364	7,364
Payments to CVR holders	—	—	(1,440)	(2,025)	(3,465)
Fair value adjustments to contingent liabilities	—	1,600	3,204	(592)	4,212
Balance as of December 31, 2022	$—	$1,600	$1,764	$4,747	$8,111
_____________
(1)Changes in the fair values of contingent liabilities in connection with the acquisition of Crystal and Icagen are recognized in Other operating (income) expense, net in the consolidated and combined statements of operations and comprehensive loss and in the operating section of the statements of cash flows. Payments to CVR holders are disclosed in the financing section of the statements of cash flows.
(2)Changes in the fair values of contingent liabilities in connection with the acquisition of Taurus and xCella are recognized in Intangible assets, net in the consolidated and combined balance sheets. Payments to CVR holders are disclosed in the investing section of the statement of cash flows.

Contingent liabilities are classified as Level 3 liabilities as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. These subjective estimates include but are not limited to assumptions involving the achievement probability of certain developmental and commercialization milestones, discount rates, and projected years of payments. If different assumptions were used for the various inputs to the valuation approaches, the estimated fair value could be materially higher or lower than the fair value determined.

Assets Measured on a Non-Recurring Basis

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill, finite-lived intangible assets, and long-lived assets.

6. Short-Term Investments

The Company classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. The Company did not have short-term investments as of December 31, 2021. The following table summarizes short-term investments as of December 31, 2022:

	As of December 31, 2022
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$34,781	$15	$(7)	$34,789
Commercial paper	17,491	—	—	17,491
Corporate debt securities	1,983	—	—	1,983
Asset-backed securities	611	1	—	612
Total investments	$54,866	$16	$(7)	$54,875
The Company has classified all investments with maturity dates beyond three months at the date of purchase as short-term investments in the consolidated and combined balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. The following table summarizes available-for-sale investments by maturity as of December 31, 2022:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$54,866	$54,875
Due after one year	—	—
Total investments	$54,866	$54,875

The following table summarizes the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of December 31, 2022:

	As of December 31, 2022
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government and agency securities	7	$13,667	$(7)	—	$—	$—	7	$13,667	$(7)
	7	$13,667	$(7)	—	$—	$—	7	$13,667	$(7)

The Company had certain available-for-sale debt securities in an unrealized loss position without an allowance for credit losses as of December 31, 2022. Unrealized losses on these debt securities have not been recognized into income because of (1) the issuers’ high credit quality, (2) management does not intend to sell and it is likely that management will not be required to sell these securities prior to their anticipated recovery and (3) the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the securities, and the fair value is expected to recover as the bonds approach maturity.
7. Balance Sheet Account Details

Property and Equipment, Net

Property and equipment, net, consisted of the following as of December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021
Leasehold improvements	$16,085	$1,320
Lab and office equipment	8,126	5,597
Computer equipment and software	641	182
Construction in progress	315	2,988
Property and equipment, at cost	25,167	10,087
Less accumulated depreciation and amortization	(5,188)	(3,292)
Total property and equipment, net	$19,979	$6,795

Depreciation expense of $3.2 million and $2.0 million was recognized during the years ended December 31, 2022 and 2021, respectively, and was included in operating expenses.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021
Compensation	$4,101	$2,320
Royalties owed to third parties	739	296
Professional service fees	664	67
Acquisitions related liabilities	—	1,000
Other	53	64
Total accrued expenses and other current liabilities	$5,557	$3,747

8. Goodwill and Intangible Assets

The following is a summary of goodwill and intangible assets:

	December 31,
(in thousands)	2022	2021
Goodwill	$83,979	$83,979
Definite-lived intangible assets
Complete technology	231,379	227,403
Less: Accumulated amortization	(71,964)	(60,099)
Customer relationships	11,100	11,100
Less: Accumulated amortization	(3,273)	(2,083)
Intangible assets, net	$167,242	$176,321
Total goodwill and other identifiable intangible assets, net	$251,221	$260,300

Goodwill

There were no changes in the carrying amount of goodwill during the years ended December 31, 2022 and 2021.

Intangible Assets

Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of up to 20 years and is reflected within depreciation and amortization expense on the consolidated and combined statements of operations and comprehensive loss. Amortization expense of $13.0 million and $13.0 million was recognized for the years ended December 31, 2022 and 2021, respectively. For each of the years ended December 31, 2022 and 2021, there was no impairment of intangible assets with finite lives.

The remaining weighted-average useful life of definite lived intangible assets is 13.1 years. At December 31, 2022, future amortization expense on intangible assets is estimated to be as follows:

(in thousands)	Years Ending December 31,
2023	$13,478
2024	13,478
2025	13,358
2026	13,318
2027	13,318
Thereafter	100,292
$167,242

9. Commitments and Contingencies

Lease Commitments

The Company’s corporate headquarters and research and development facilities are located in Emeryville, California, where it leases approximately 35,000 square feet of space under leases expiring in 2032. The Company’s Icagen ion technology business leases approximately 31,000 square feet of research and development space in Durham, North Carolina and Tucson, Arizona, under leases that expire between 2026 and 2029.

The Company’s lease agreements do not contain any material residual value guarantees, material restrictive covenants, or material termination options. The Company’s operating lease costs are primarily related to facility leases for administration offices and research and development facilities and its finance leases are immaterial.

Lease assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using the Company’s incremental borrowing rate generally applicable to the location of the lease asset, unless the implicit rate is readily determinable. Lease assets also include any upfront lease payments made and lease incentives. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised.

Leases with an initial term of 12 months or less are not recorded on the consolidated and combined balance sheets, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term. The depreciable life of lease assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

The below table provides supplemental cash flow and other information related to operating leases (in thousands, except for lease term and discount rate):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	$2,480	$1,071
Right-of-use assets obtained in exchange for lease obligations:	$10,136	$14,515

Weighted average remaining lease term (in years)	8.6	9.2
Weighted average discount rate	4.3%	3.9%

In addition to base rent, certain of the Company’s operating leases require variable payments. These variable lease costs include amounts relating to common area maintenance and are expensed when the obligation for those payments is incurred and are recognized as operating expenses in the consolidated and combined statements of operations. The following table summarizes the components of operating lease expense for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Operating lease cost	$3,041	$1,630
Variable lease cost	1,281	597
Total lease costs	$4,322	$2,227

Future minimum lease commitments are as follows as of December 31, 2022 (in thousands):

Years Ending December 31,	Operating Leases
2023	$3,329
2024	3,442
2025	3,727
2026	3,822
2027	3,922
Thereafter	15,018
Total lease payments	33,260
Less tenant improvement allowance	(1,549)
Less imputed interest	(5,915)
Present value of lease liabilities	$25,796

Legal Proceedings

From time to time, the Company has been and may be involved in various legal proceedings arising in its ordinary course of business. In the opinion of management, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on the consolidated and combined financial statements, cash flows or financial position and it is not possible to provide an estimated amount of any such loss. However, the outcome of disputes is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, an unfavorable resolution of one or more matters could materially affect future results of operations or cash flows, or both, in a particular period.

10. Stockholders' Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 1,100,000,000. The total amount of authorized capital stock consists of 1,000,000,000 shares of Common Stock and 100,000,000 shares of preferred stock. As of December 31, 2022, no shares of preferred stock are issued or outstanding.

Common Stock

Holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders,

including the election of directors, and do not have cumulative voting rights. Subject to preferences that may be applicable to any then outstanding preferred stock, holders of our Common Stock are entitled to receive ratably those dividends, if any, as may be declared by the Board out of legally available funds. In the event of our liquidation, dissolution or winding up, the holders of Common Stock will be entitled to share ratably in the assets legally available for distribution to stockholders after the payment of or provision for all of our debts and other liabilities, subject to the prior rights of any preferred stock then outstanding. Holders of our Common Stock have no preemptive or conversion rights or other subscription rights and there are no redemption or sinking fund provisions applicable to the Common Stock. All outstanding shares of Common Stock are duly authorized, validly issued, fully paid and nonassessable. The rights, preferences and privileges of holders of our Common Stock are subject to and may be adversely affected by the rights of the holders of shares of any series of preferred stock that we may designate and issue in the future.

Preferred stock

Under the terms of our certificate of incorporation, our Board has the authority, without further action by our stockholders, to issue up to 100,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the dividend, voting and other rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding.

Our Board may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deterring or preventing a change in our control and may adversely affect the market price of the Common Stock and the voting and other rights of the holders of our Common Stock. We have no current plans to issue any shares of preferred stock.

Earnout Shares

OmniAb Earnout Shares and Sponsor Earnout Shares are issued and outstanding. Earnout Shares vest based upon the achievement of certain volume-weighted average trading prices (VWAP) for shares of the Company for any 20 trading days over a consecutive 30 trading-day period during the five-year period following the Closing Date, with (i) fifty of such Earnout Shares vesting upon achievement of a VWAP of $12.50 per share of New OmniAb common stock or upon the occurrence of a change of control transaction that will result in the holders of New OmniAb common stock receiving a price per share in excess of $12.50, and (ii) the remaining fifty percent of the Earnout Shares vesting upon achievement of a VWAP of $15.00 per share of New OmniAb common stock or upon the occurrence of a change of control transaction that will result in the holders of New OmniAb common stock receiving a price per share in excess of $15.00. The Earnout Shares are not transferable until the vesting condition for the applicable tranche of Earnout Shares has been achieved.

The Earnout Shares will be automatically forfeited for no consideration if an applicable OmniAb Triggering Event or Sponsor Triggering Event has not occurred from the Closing Date to and including the fifth anniversary of the Closing Date.

Warrants

As part of APAC’s initial public offering, 7,666,667 Public Warrants were sold. The Public Warrants entitle the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants are only exercisable for a whole number of shares of common stock. No fractional shares are to be issued upon exercise of the warrants. The Public Warrants will expire on November 1, 2027 (which is five years after the completion of the Business Combination), at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The Public Warrants are listed on the Nasdaq Capital Market under the symbol “OABIW”.

Additionally, once the Public Warrants become exercisable, the Company can redeem the outstanding Public Warrants:

•in whole and not in part;
•at a price of $0.01 per warrant;
•upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the closing price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders provided there was an effective registration statement covering the shares of common stock issuable upon exercise of the warrants.

If the Company calls the Public Warrants for redemption as previously described, the Company has the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis.

Simultaneously with APAC’s initial public offering, APAC consummated a private placement of 8,233,333 Private Placement Warrants with APAC’s sponsor. Each Private Placement Warrant is exercisable for one share of common stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants except that the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination. The Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

Additionally, on the Closing Date, the Company issued 1,666,667 Forward Purchase Warrants and 1,445,489 Backstop Warrants pursuant to the A&R FPA. The Forward Purchase Warrants and Backstop Warrants have the same terms as the Private Placement Warrants.

The Company concluded the Public, Private Placement, Forward Purchase and Backstop Warrants meet the criteria to be classified as equity. Upon consummation of the Business Combination, the Public, Private Placement, Forward Purchase and Backstop Warrants were recorded in additional paid-in capital.

Equity Compensation Plans

2022 Incentive Award Plan

The Company’s board and stockholders adopted the 2022 Incentive Award Plan, or the 2022 Plan, which became effective upon the Closing of the Business Combination. Under the 2022 Plan, the Company may grant cash and equity incentive awards to eligible employees, directors and consultants.

The initial aggregate number of shares of our common stock that was available for issuance under the 2022 Plan was equal to the sum of (i) 16,409,022 shares, and (ii) any shares which, as of the effective date of the 2022 Plan, were subject to awards under the OmniAb Prior Plans which, on or following the effective date of the 2022 Plan, become available for issuance pursuant to the 2022 Plan recycling provisions. In addition, the number of shares of our common stock available for issuance under the 2022 Plan will be annually increased on January 1 of each calendar year beginning in 2023 and ending in 2032 by an amount equal to the lesser of (i) a number equal to 5% of the fully-diluted shares on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as is determined by our Board.

The 2022 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, RSUs and other stock or cash based awards.

OmniAb Prior Plans

In connection with the Business Combination, Legacy OmniAb adopted the OmniAb, Inc. 2022 Ligand Service Provider Assumed Award Plan and the OmniAb, Inc. 2022 OmniAb Service Provider Assumed Award Plan, collectively referred to as the OmniAb Prior Plans, which govern the OmniAb Equity Awards issued upon adjustment of outstanding Ligand equity awards in connection with the Distribution. All awards under the OmniAb Prior Plans that are outstanding as of the closing of the Business Combination will continue to be governed by the terms, conditions and procedures set forth in the OmniAb Prior Plans and any applicable award agreements, as those terms may be equitably adjusted in connection with the Business Combination. The Company assumed the OmniAb Prior Plans in connection with the closing of the Business Combination, and each of the awards thereunder.

At the time of the Distribution, and after giving effect to the adjustment of the OmniAb Equity Awards to reflect the Business Combination, awards representing the right to receive an aggregate of 5,997,765 and 8,302,710 shares of our common stock were outstanding under the OmniAb, Inc. 2022 Ligand Service Provider Assumed Award Plan and the OmniAb, Inc. 2022 OmniAb Service Provider Assumed Award Plan, respectively. No future awards will be granted under the OmniAb Prior Plans. Shares subject to outstanding awards under the OmniAb Prior Plans as of the effective date of the 2022 Plan may, on or following the effective date of the 2022 Plan, become available for issuance pursuant to the 2022 Plan recycling provisions.

11. Share-Based Compensation

Conversion and Modification of Equity Awards Outstanding at Separation Date

In connection with the Separation on November 1, 2022, under the provisions of the existing plans, the Company adjusted its outstanding equity awards in accordance with the Merger Agreement to preserve the intrinsic value of the awards immediately before and after the Distribution. Upon the Distribution, employees holding stock options, restricted stock units and performance restricted stock units denominated in pre-Distribution Ligand stock received a number of otherwise-similar awards either in post-Distribution Ligand stock or in a combination of post-Distribution Ligand stock and OmniAb stock based on conversion ratios outlined for each group of employees in the Merger Agreement that the Company entered into in connection with the Distribution. The equity awards that were granted prior to March 2, 2022 were converted under the shareholder method, wherein employees holding outstanding equity awards received equity awards in both Ligand and OmniAb. For equity awards granted after March 2, 2022, for Ligand employees, the number of awards that were outstanding at the Separation were proportionately adjusted into post-Distribution Ligand stock to maintain the aggregate intrinsic value of the awards at the date of the Separation; for OmniAb employees, the number of awards that were outstanding at the Separation were proportionately adjusted into post-Distribution OmniAb stock to maintain the aggregate intrinsic value of the awards at the date of the Separation. The conversion ratio was determined based on the relative values of Ligand common stock in the “regular way” and “ex-distribution” markets during the five-trading day period prior to the closing of the Business Combination.

These modified awards otherwise retained substantially the same terms and conditions, including term and vesting provisions. Due to the modification of the equity awards as a result of the Distribution, the Company compared the fair value of the outstanding equity awards immediately before and after the Distribution. Due to the immaterial amount of incremental expense, the Company did not recognize any incremental fair value as a result of the modification.

The Company will not incur any future compensation cost related to equity awards held by Ligand employees and directors. The Company will incur future compensation cost related to Ligand equity awards held by OmniAb employees.

The Company recognized share-based compensation expense by function as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Research and development expenses	$10,312	$9,016
General and administrative expenses	8,010	6,049
Total share-based compensation expense	$18,322	$15,065

The Company recognized share-based compensation expense by award type as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Stock options	$10,489	$9,306
Restricted stock units	5,264	3,823
Performance restricted stock units	2,219	1,852
Employee share purchase plan	350	84
Total share-based compensation expense	$18,322	$15,065

Stock Options

Stock options granted under the 2022 Plan typically vest 1/8 on the 6-month anniversary of the date of grant, and 1/48 each month thereafter for 42 months. All option awards generally expire ten years from the date of grant.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted. The model assumptions include expected volatility, term, dividends, and the risk-free interest rate.

•Expected volatility: Since the Company is a newly public company and does not have a trading history for its common stock, the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
•Expected term: The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determines the expected life assumption using the simplified method which is an average of the contractual term of the option and its vesting period.
•Dividend yield: The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends and, therefore, used an expected dividend yield of zero.
•Risk-free interest rate: The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

Prior to the Separation on November 1, 2022, valuation assumptions were determined by the Company’s former parent, Ligand, using historical and implied volatility of Ligand stock to determine the expected volatility. The expected term of an award was based on historical forfeiture experience, exercise activity, and on the terms and conditions of the stock awards. The expected dividend yield was determined to be 0% given that it had not paid any dividends on common stock in the past except for 2007, during which Ligand declared a cash dividend on its common stock of $2.50 per share, and did not expect to pay cash dividends or make any other distributions on common stock in the future. The risk-free interest rate was based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

Following the Separation on November 1, 2022, the fair value of each option issued to employees was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	3.6%	—
Expected volatility	49.6%	—
Expected term (years)	6.1	0
Dividend yield	—%	—%

The following table summarizes stock option activity under the Company’s equity award plans:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)(1)
Outstanding at January 1, 2022	—
Converted in distribution(2)	6,952,164	$11.76
Granted	5,849,771	$3.71
Exercised	—	$—
Cancelled/Expired	(111,147)	$12.66
Outstanding at December 31, 2022	12,690,788	$8.04	8.5	$246
Exercisable at December 31, 2022	3,148,763	$12.21	5.9	$—
_____________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for in the money options at December 31, 2022.
(2)Excludes 5,625,551 of options issued to Ligand employees.

As of December 31, 2022, unrecognized stock-based compensation expense related to OmniAb options was $29.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.66 years.

As of December 31, 2022, unrecognized stock-based compensation expense related to Ligand options was $5.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.01 years.

Restricted Stock Units

Restricted stock units (“RSUs”) are awards of nontransferable shares of common stock subject to certain vesting conditions and other restrictions. RSUs generally vest over three years. The fair value of restricted stock is determined by the closing market price on the date of grant.

The following table summarizes RSU activity during the year ended December 31, 2022 under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2022	—	$—
Converted in distribution(1)	1,017,696	$10.36
Granted	—	$—
Vested	(145,544)	$10.47
Forfeited	(12,923)	$10.48
Unvested balance at December 31, 2022	859,229	$10.31
_____________
(1)Excludes 464,196 unvested RSUs issued and outstanding to Ligand employees as of the Separation on November 1, 2022.

As of December 31, 2022, unrecognized stock-based compensation expense related to OmniAb RSUs was $5.8 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.39 years. The aggregate intrinsic value of OmniAb RSUs vested during the year ended December 31, 2022 was $0.5 million.

As of December 31, 2022, unrecognized stock-based compensation expense related to Ligand RSUs was $2.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.01 years.

Performance Restricted Stock Units

PRSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. PRSUs vest over a continued employment period and are based on the achievement of certain corporate performance or market goals.

The Company’s PRSUs contain a market condition dependent upon the Company’s relative and absolute total stockholder return over a three-year period, with a payout range of —% to 200% of the target shares granted. Share-based compensation expense for these PRSUs is measured using the Monte-Carlo valuation model and is not adjusted for the achievement, or lack thereof, of the market conditions.

The following table summarizes the PRSU activity during the year ended December 31, 2022, under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2022	—	$—
Converted in distribution(1)	94,749	$16.11
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at December 31, 2022	94,749	$16.11
_____________
(1)Pursuant to the terms of the awards granted, the actual number of awards earned could range between —% and 200% of target. The amount disclosed represents PRSU grants at target payout.

As of December 31, 2022, unrecognized stock-based compensation expense related to OmniAb PRSUs was $1.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.00 years.

Employee Stock Purchase Plan

Under the Company’s 2022 Employee Stock Purchase Plan (the “ESPP”), eligible employees are entitled to purchase shares of common stock at a discount with accumulated payroll deductions. The ESPP provides for a series of overlapping 24-month offering periods comprising four six-month purchase periods. The initial offering period under the 2022 ESPP is longer than 24 months, commencing November 1, 2022 and ending on November 29, 2024. The purchase price for shares of common stock purchased under the ESPP is equal to 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of each six month purchase period in the applicable offering period.

The aggregate number of shares of our common stock that may be issued pursuant to rights granted under the ESPP equals 1,758,109 shares of our common stock. In addition, on the first day of each calendar year beginning on January 1, 2023 and ending on (and including) January 1, 2032, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (i) 1% of the fully diluted shares outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by our Board.

Following the Separation on November 1, 2022, the fair value of ESPP shares issued to employees was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	4.7%	—
Expected volatility	54.8%	—
Expected term (years)	1.3	0
Dividend yield	—%	—%

As of December 31, 2022, there was $1.6 million of unrecognized compensation expense associated with the ESPP, which is expected to be recognized over an estimated weighted-average period of 1.22 years.

During the year ended December 31, 2022, there were no shares issued pursuant to the ESPP.

12. Income Taxes

The components of the income tax expense (benefit) are as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Current expense (benefit):
Federal	$3,477	$—
State	44	17
	3,521	17
Deferred expense (benefit):
Federal	(7,063)	(6,756)
State	(185)	(569)
	(7,248)	(7,325)
Total income tax expense (benefit)	$(3,727)	$(7,308)

A reconciliation of income tax expense (benefit) to the amount computed by applying the statutory federal income tax rate to the net income (loss) is summarized as follows:

	Year Ended December 31,
(in thousands)	2022		2021
Tax at federal statutory rate	$(5,473)	21.0%	$(7,214)	21.0%
State, net of federal benefit	(218)	0.8%	(350)	1.0%
Contingent liabilities	—	—%	(168)	0.5%
Share-based compensation	2,371	(9.0)%	1,143	(3.3)%
Foreign-derived intangible income	(55)	0.2%	—	—%
Research and development credits	(444)	1.7%	(1,064)	3.1%
Change in uncertain tax positions	78	(0.3)%	119	(0.3)%
State tax rate change	(570)	2.2%	37	(0.1)%
Change in valuation allowance	880	(3.4)%	228	(0.7)%
Other	(296)	1.1%	(39)	0.1%
Total income tax benefit and effective tax rate	$(3,727)	14.3%	$(7,308)	21.3%

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are shown below. The Company assesses the positive and negative evidence to determine if sufficient future taxable income will be generated to realize the existing deferred tax assets. The Company’s evaluation of evidence resulted in management concluding that the majority of the Company’s deferred tax assets will be realized.
The Company offsets all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and presents them on our consolidated balance sheet as a non-current deferred income tax asset or liability (as applicable). Deferred tax assets (liabilities) are comprised of the following:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$316	$6,618
Research credit carryforwards	1,341	2,803
Share-based compensation	3,454	1,703
Deferred revenue	2,090	1,768
Operating lease liabilities	5,650	3,088
Contingent liabilities	745	—
Capitalized research and experimental expenditures	4,992	—
Other	256	1,488
Valuation allowance for deferred tax assets	(314)	(526)
Net deferred tax assets	$18,530	$16,942

Deferred tax liabilities:
Identified intangibles	$(32,890)	$(35,114)
Operating lease assets	(4,713)	(2,973)
Fixed assets	(2,212)	—
Other	(56)	(817)
Net deferred tax liabilities	$(39,871)	$(38,904)

Deferred income taxes, net	$(21,341)	$(21,962)

Prior to the Separation on November 1, 2022, OmniAb operated as part of Ligand and not as a stand-alone company. We determined the OmniAb income tax provision as if Legacy OmniAb had filed consolidated federal income tax returns and combined state income tax returns separate from Ligand since its inception on January 8, 2016 when Ligand acquired Legacy OmniAb (originally known as Open Monoclonal Technology, Inc. or OMT). We recorded the deferred tax assets related to net operating loss and research credit carryforwards at December 31, 2022 as a stand-alone company. We adjusted our deferred tax assets as of November 1, 2022 to reflect the actual tax attributes that the Company received when it left the consolidated group of Ligand. As of December 31, 2022, our deferred tax assets reflect the tax attributes that are available for us to use going forward.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize certain research and experimental expenditures over five years for domestic research and 15 years for foreign research pursuant to Section 174 of the Internal Revenue Code of 1986, as amended. The Company recorded a net increase of $5.0 million to income tax payable and deferred tax assets during 2022 due to the capitalization of research and experimental expenditures under Section 174.

As of December 31, 2022, the Company had federal net operating loss carryforwards set to expire through 2037 of $0.4 million, and $3.2 million of state net operating loss carryforwards that are set to expire through 2039. The Company also had $0.5 million of federal research and development credit carryforwards, which expire through 2028, and $1.4 million of California research and development credit carryforwards that have no expiration date.

Pursuant to Section 382 and 383 of the Internal Revenue Code of 1986, as amended, utilization of the Company’s net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of December 31, 2022 are net of any previous limitations due to Section 382 and 383. The Business Combination on November 1, 2022 did not trigger an ownership change under Section 382.

The Company accounts for income taxes by evaluating a probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company’s remaining liabilities for uncertain tax positions are presented net of the deferred tax asset balances on the accompanying consolidated and combined balance sheets.

A reconciliation of the amount of unrecognized tax benefits at December 31, 2022 and 2021 is as follows:

	December 31,
(in thousands)	2022	2021
Balance at beginning of year	$894	$766
Additions based on tax positions related to the current year	41	128
Reductions for tax positions of prior years	(472)	—
Balance at end of year	$463	$894

Included in the balance of unrecognized tax benefits at December 31, 2022 is $0.4 million of tax benefits that, if recognized would impact the effective rate. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months. For the year ended December 31, 2022, the Company recorded reductions in unrecognized tax benefits of $0.4 million related to certain tax attributes utilized by Ligand in the prior years.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022 and December 31, 2021, the Company recognized no interest and penalties. The Company files income tax returns in the United States and various state jurisdictions with varying statutes of limitations. The federal statute of limitation remains open for the 2018 tax year to the present. The state income tax returns generally remain open for the 2017 tax year through the present. Net operating loss and research credit carryforwards arising prior to these years are also open to examination if and when utilized.

13. Net Loss Per Share

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed based on the sum of the weighted average number of common shares and dilutive common shares outstanding during the period. As described in Note 2 – Summary of Significant Accounting Policies, earnout shares issued in connection with the Business Combination, as further described in Note 4 – Business Combination, are subject to vesting based on the volume-weighted average trading prices (“VWAP”) of common shares during the earnout period. The earnout shares are excluded from the calculation of basic and diluted weighted-average number of common shares outstanding until vested. For periods prior to the Business Combination, basic and diluted loss per share was calculated based on the 82.6 million shares issued to Ligand shareholders at the Closing Date. As of December 31, 2022, there were 98.9 million shares issued and outstanding, excluding earnout shares.

The following table outlines the basic and diluted net loss per share for the years ended December 31, 2022 and 2021 (in thousands, except per share data):

	Year Ended December 31,
	2022	2021
Net loss	$(22,334)	$(27,042)
Weighted-average shares outstanding, basic and diluted	85,318	82,612
Net loss per share, basic and diluted	$(0.26)	$(0.33)

The following table outlines dilutive common share equivalents outstanding, which are excluded in the above diluted net loss per share calculation, as the effect of their inclusion would be anti-dilutive or the share equivalents were contingently issuable as of each period presented:

	December 31,
	2022	2021
Options to purchase common stock issued and outstanding(1)	18,033,304	—
Earnout shares	16,292,542	—
Avista private placement warrants	8,233,333	—
Avista public warrants	7,666,667	—
Shares expected to be purchased under employee stock purchase plan	1,983,180	—
Forward purchase warrants	1,666,667	—
Backstop warrants	1,445,489	—
Restricted stock units issued and outstanding(1)	1,308,070	—
Total anti-dilutive shares	56,629,252	—
_____________
(1)Outstanding stock options and restricted stock units include awards outstanding to employees of Ligand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an audit report from our independent registered public accounting firm, Ernst & Young LLP, due to a transition period established by rules of the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting.

We completed a Business Combination on November 1, 2022, which was accounted for as a reverse recapitalization whereby APAC was treated as the acquired company and Legacy OmniAb was treated as the acquirer for financial reporting purposes. Prior to the Business Combination, APAC was a special purpose acquisition company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. Accordingly, APAC’s previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as APAC’s operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies” and our status as a non-accelerated filer under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Code of Conduct

The Board of Directors has adopted a Code of Business Conduct and Ethics (“Code of Conduct”) that applies to all officers, directors and employees. The Company will promptly disclose (1) the nature of any amendment to the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Conduct that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future. The Code of Conduct can be accessed via our website (http://www.omniab.com), Governance Documents page. You may also request a free copy by writing to: Investor Relations, OmniAb Inc., 5980 Horton Street, Suite 600, Emeryville, CA 94608.

The other information required by this item will be included in our definitive proxy statement to be filed with the SEC within 120 days of December 31, 2022 in connection with our 2023 annual meeting of stockholders (“Definitive Proxy Statement”), and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in our Definitive Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in our Definitive Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in our Definitive Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in our Definitive Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule
The following documents are included as part of this Annual Report.

1.Financial Statements.

Index to Consolidated and Combined Financial Statements	73
Report of Independent Registered Public Accounting Firm	74
Consolidated and Combined Balance Sheets	75
Consolidated and Combined Statements of Operations and Comprehensive Loss	76
Consolidated and Combined Statements of Stockholders’ Equity	77
Consolidated and Combined Statements of Cash Flows	78
Notes to Consolidated and Combined Financial Statements	79

2.Financial Statements Schedules.

All schedules are omitted because they are not applicable or the required information is in the financial statements or notes thereto.

3.Exhibits.

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this Annual Report and is incorporated herein by reference.

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1+	Agreement and Plan of Merger, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Orwell Merger Sub Inc., Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	2.1
2.2+	Separation and Distribution Agreement, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	2.2
3.1	Certificate of Incorporation of the Registrant					X
3.2	Bylaws of the Registrant	8-K	001-40720	November 7, 2022	3.2
4.1	Warrant Agreement, dated August 9, 2021, between Avista Public Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40720	August 12, 2021	4.1
4.2	Assignment, Assumption and Amendment Agreement, dated November 1, 2022, by and among OmniAb, Inc., Continental Stock Transfer & Trust Company and Computershare Trust Company, N.A.	8-K	001-40720	November 7, 2022	4.2
4.3	Specimen Warrant Certificate	S-1/A	333-257177	July 28, 2021	4.3
4.4	Specimen Common Stock Certificate of OmniAb, Inc.	S-4	333-264525	September 27, 2022	4.5
4.5	Description of Registered Securities					X
10.1	Private Placement Warrants Purchase Agreement, dated August 9, 2021, between Avista Public Acquisition Corp. II and Avista Acquisition LP II	8-K	001-40720	August 12, 2021	10.3
10.2#	Form of Letter Agreements, dated August 9, 2021, by and among Avista Public Acquisition Corp. II, each of Avista Public Acquisition Corp. II’s officers and directors and Avista Acquisition LP II	8-K	001-40720	August 12, 2021	10.5
10.3#	Form of Indemnity Agreements, dated August 9, 2021, between Avista Public Acquisition Corp. II, each of its officers and directors and Avista Acquisition LP II	8-K	001-40720	August 12, 2021	10.6
10.4	Securities Subscription Agreement, dated February 12, 2021, between Avista Public Acquisition Corp. II and the Sponsor	S-1/A	333-257177	July 28, 2021	10.7
10.5	Sponsor Insider Agreement, dated March 23, 2022, by and among OmniAb, Inc., Avista Public Acquisition Corp. II, Avista Acquisition LP II and the other parties signatory thereto	S-4	333-264525	September 27, 2022	10.11
10.6†	Amended and Restated Registration and Stockholder Rights Agreement, dated November 1, 2022 by and among OmniAb, Inc., Avista Acquisition LP II and the other parties named therein	8-K	001-40720	November 7, 2022	10.7
10.7	Amended and Restated Forward Purchase Agreement, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Avista Acquisition LP II and OmniAb, Inc.	S-4	333-264525	September 27, 2022	10.12
10.8+	Amended and Restated Employee Matters Agreement, dated August 18, 2022, by and among Avista Public Acquisition Corp. II, Orwell Merger Sub Inc., Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	10.13

10.9†+	Tax Matters Agreement, dated November 1, 2022, by and among OmniAb, Inc., Ligand Pharmaceuticals Incorporated and OmniAb Operations, Inc.	8-K	001-40720	November 7, 2022	10.10
10.10+	Transition Services Agreement, dated November 1, 2022, by and between Ligand Pharmaceuticals Incorporated and OmniAb Operations, Inc., with respect to services provided by Ligand Pharmaceuticals Incorporated to OmniAb Operations, Inc.	8-K	001-40720	November 7, 2022	10.11
10.11+	Transition Services Agreement, dated November 1, by and between Ligand Pharmaceuticals Incorporated and OmniAb Operations, Inc., with respect to services provided by OmniAb Operations, Inc. to Ligand Pharmaceuticals Incorporated	8-K	001-40720	November 7, 2022	10.12
10.12#	OmniAb, Inc. 2022 Incentive Award Plan	8-K	001-40720	October 24, 2022	10.1
10.13#	Form of Stock Option Agreement under the OmniAb, Inc. 2022 Incentive Award Plan	8-K	001-40720	November 7, 2022	10.14
10.14#	Form of Restricted Stock Unit Agreement under the OmniAb, Inc. 2022 Incentive Award Plan	8-K	001-40720	November 7, 2022	10.15
10.15#	Form of Performance Stock Unit Agreement under the OmniAb, Inc. 2022 Incentive Award Plan	8-K	001-40720	November 7, 2022	10.16
10.16#	OmniAb, Inc. 2022 Employee Stock Purchase Plan	8-K	001-40720	October 24, 2022	10.2
10.17#	OmniAb, Inc. 2022 Ligand Service Provider Assumed Award Plan	8-K	001-40720	November 7, 2022	10.18
10.18#	OmniAb, Inc. 2022 OmniAb Service Provider Assumed Award Plan	8-K	001-40720	November 7, 2022	10.19
10.19#	OmniAb, Inc. Director Compensation and Stock Ownership Policy (as amended and restated effective February 3, 2023)					X
10.20#	OmniAb, Inc. Severance Plan	8-K	001-40720	November 7, 2022	10.21
10.21#	Change in Control Severance Agreement, effective November 1, 2022, between OmniAb, Inc. and Matthew W. Foehr					X
10.22#	Change in Control Severance Agreement, effective November 1, 2022, between OmniAb, Inc. and Kurt A. Gustafson					X
10.23#	Change in Control Severance Agreement, effective November 1, 2022, between OmniAb, Inc. and Charles S. Berkman					X
10.24#	Form of OmniAb, Inc. Indemnification Agreement for Directors and Officers	S-4	333-264525	September 27, 2022	10.25
10.25+	Office/Laboratory Lease between Emery Station Office II, LLC and Ligand Pharmaceuticals Incorporated, dated June 8, 2021	S-4	333-264525	September 27, 2022	10.26
10.26†	Assignment of Lease, Consent to Assignment of Lease and First Amendment to Lease, dated for reference purposes only as of October 26, 2022, by Emery Station Office II, LLC, Ligand Pharmaceuticals Incorporated and OmniAb, Inc.					X
21.1	List of Subsidiaries of OmniAb, Inc.	8-K/A	001-40720	November 7, 2022	21.1
23.2	Consent of Ernst & Young LLP					X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
_____________
+    Certain schedules and annexes have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or annex will be furnished as a supplement to the SEC upon request.
#    Indicates management contract or compensatory plan.
†    Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
*    This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIAB, INC.

By:	/s/ MATTHEW W. FOEHR
Matthew W. Foehr
President and Chief Executive Officer
Date: March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW W. FOEHR	President and Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2023
Matthew W. Foehr

/s/ KURT GUSTAFSON	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2023
Kurt Gustafson

/s/ JOHN L. HIGGINS	Director and Chairman of the Board	March 30, 2023
John L. Higgins

/s/ CAROLYN R. BERTOZZI, Ph.D.	Director	March 30, 2023
Carolyn R. Bertozzi, Ph.D.

/s/ SARAH BOYCE	Director	March 30, 2023
Sarah Boyce

/s/ JENNIFER COCHRAN, Ph.D.	Director	March 30, 2023
Jennifer Cochran, Ph.D.

/s/ SUNIL PATEL	Director	March 30, 2023
Sunil Patel

/s/ JOSHUA TAMAROFF	Director	March 30, 2023
Joshua Tamaroff