Form 10-Q
period 2023-03-31
OmniAb, Inc.
filed 2023-05-11
CIK 1846253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ______ to ______.
Commission File Number: 001-40720

OMNIAB, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-1584818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5980 Horton Street, Suite 600
Emeryville
CA	94608
(Address of principal executive offices)	(Zip Code)
(510) 250-7800
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $0.0001 par value per share	OABI	The Nasdaq Global Market
Warrants to purchase common stock	OABIW	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, the registrant had 115,599,732 shares of common stock outstanding.

Part I – Financial Information
Item 1. Condensed Consolidated and Combined Financial Statements
OMNIAB, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$22,906	$33,390
Short-term investments	90,699	54,875
Accounts receivable, net	1,819	30,290
Prepaid expenses and other current assets	5,657	6,395
Total current assets	121,081	124,950
Intangible assets, net	164,355	167,242
Goodwill	83,979	83,979
Property and equipment, net	19,307	19,979
Operating lease right-of-use assets	20,979	21,483
Other long-term assets	3,340	3,579
Total assets	$413,041	$421,212
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,485	$2,971
Accrued expenses and other current liabilities	3,909	5,557
Income tax payable	3,486	3,485
Current contingent liabilities	2,471	4,022
Current deferred revenue	6,886	8,207
Current operating lease liabilities	2,440	1,780
Total current liabilities	21,677	26,022
Long-term contingent liabilities	3,683	4,089
Deferred income taxes, net	20,400	21,341
Long-term operating lease liabilities	23,418	24,016
Long-term deferred revenue	3,017	4,325
Other long-term liabilities	44	46
Total liabilities	72,239	79,839
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2023 and December 31, 2022; 115,584,520 and 115,218,229 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	335,631	330,100
Accumulated other comprehensive income	7	9
Retained earnings	5,152	11,252
Total stockholders’ equity	340,802	341,373
Total liabilities and stockholders’ equity	$413,041	$421,212

See accompanying notes to unaudited condensed consolidated and combined financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
License and milestone revenue	$12,646	$4,101
Service revenue	3,958	5,259
Royalty revenue	315	263
Total revenues	16,919	9,623
Operating expenses:
Research and development	13,759	10,772
General and administrative	8,195	4,112
Amortization of intangibles	3,369	3,405
Other operating expense (income), net	49	(443)
Total operating expenses	25,372	17,846
Loss from operations	(8,453)	(8,223)
Other income:
Interest income	1,324	—
Total other income	1,324	—
Loss before income taxes	(7,129)	(8,223)
Income tax benefit	1,029	1,941
Net loss	$(6,100)	$(6,282)

Net loss per share, basic and diluted	$(0.06)	$(0.08)
Weighted-average shares outstanding, basic and diluted	99,158	82,612

Net loss	$(6,100)	$(6,282)
Unrealized net loss on available-for-sale securities	(2)	—
Comprehensive loss	$(6,102)	$(6,282)

See accompanying notes to unaudited condensed consolidated and combined financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Parent company net investment	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2023	115,218,229	$12	$330,100	$9	$11,252	$—	$341,373
Net loss	—	—	—	—	(6,100)	—	(6,100)
Share-based compensation	—	—	6,055	—	—	—	6,055
Issuance of common stock under employee stock compensation plans, net of tax	366,291	—	(524)	—	—	—	(524)
Unrealized net loss on available-for-sale securities	—	—	—	(2)	—	—	(2)
Balance at March 31, 2023	115,584,520	$12	$335,631	$7	$5,152	$—	$340,802

Balance at January 1, 2022	—	$—	$—	$—	$—	$234,307	$234,307
Net loss	—	—	—	—	—	(6,282)	(6,282)
Parent allocation of share-based compensation	—	—	—	—	—	3,146	3,146
Net transfers from parent company	—	—	—	—	—	(6,250)	(6,250)
Balance at March 31, 2022	—	$—	$—	$—	$—	$224,921	$224,921

See accompanying notes to unaudited condensed consolidated and combined financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(6,100)	$(6,282)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,859	4,438
Share-based compensation	6,055	3,146
Amortization of discounts on short-term investments, net	(933)	—
Deferred income taxes, net	(941)	(2,019)
Change in estimated fair value of contingent liabilities	(273)	(443)
Other operating activities	(28)	(276)
Changes in operating assets and liabilities, net:
Accounts receivable, net	28,822	17,612
Prepaid expenses and other current assets	789	(417)
Other long-term assets	106	93
Accounts payable, accrued expenses, and other liabilities	(1,743)	(1,794)
Operating lease liabilities	62	1,403
Deferred revenue	(2,987)	(3,821)
Net cash provided by operating activities	27,688	11,640
Investing activities:
Purchases of short-term investments	(39,063)	—
Proceeds from the maturity of short-term investments	4,000	—
Purchases of property and equipment	(234)	(3,947)
Payments to contingent liabilities holders	(2,080)	—
Proceeds from sale of short-term investments	205	—
Net cash used in investing activities	(37,172)	(3,947)
Financing activities:
Payments to contingent liabilities holders	—	(1,416)
Proceeds from issuance of common stock from stock plans	186	—
Taxes paid related to net share settlement of equity awards	(759)	—
Payment of transaction costs	(472)	(27)
Net transfer to parent	—	(6,250)
Net cash used in financing activities	(1,045)	(7,693)
Net change in cash, cash equivalents and restricted cash	(10,529)	—
Cash, cash equivalents and restricted cash at beginning of period	33,839	—
Cash, cash equivalents and restricted cash at end of period	$23,310	$—
Supplemental cash flow information:
Deferred revenue recorded in accounts receivable	$358	$1,158
Supplemental non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$102	$2,511
Intangible additions recorded in contingent liabilities	396	$480

See accompanying notes to unaudited condensed consolidated and combined financial statements.

OMNIAB, INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

Separation and Business Combination

On November 1, 2022 (the “Closing Date”), OmniAb, Inc. (“OmniAb” or the “Company,” formerly known as Avista Public Acquisition Corp. II (“APAC”)), Ligand Pharmaceuticals Incorporated, a Delaware corporation (“Ligand” or the “Parent”), OmniAb Operations, Inc., a Delaware corporation and wholly-owned subsidiary of Ligand (“Legacy OmniAb”, formerly known as OmniAb, Inc. and, together with Ligand, collectively, the “Companies”), and Orwell Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of APAC (“Merger Sub”), consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 23, 2022.

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

Basis of Presentation

The Company’s accompanying condensed consolidated and combined financial statements have been prepared in accordance with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain prior period amounts in the condensed consolidated and combined financial statements have been reclassified to conform to the current period presentation.

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

Periods after the Separation

Following the Separation, the Company began accounting for its financial activities as an independent entity. The Company’s financial statements as of December 31, 2022 and March 31, 2023 and for the three months ended March 31, 2023 are based on the reported results of OmniAb as a standalone company. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts within the Company have been eliminated.

Separation-related adjustments

Pursuant to the Separation Agreement, certain accounts receivable, accounts payable, and accrued liabilities included in Legacy OmniAb’s combined balance sheets immediately prior to the Separation were retained by Ligand, and therefore, were adjusted through net parent investment in Legacy OmniAb’s combined financial statements. In addition, in connection with the Separation, certain equity awards were converted in accordance with the Employee Matters Agreement, as further described in Note 11 – Share-Based Compensation.

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

For the three months ended March 31, 2023 and 2022, the Company’s revenue was $16.9 million and $9.6 million, respectively. For the three months ended March 31, 2023 and 2022, the Company’s net loss was $6.1 million and $6.3 million, respectively. The Company expects to continue to incur losses as it invests in research and development activities to improve its technology and platform, market and sell its technologies to existing and new partners, add operational, financial and management information systems and personnel to support its operations and incur additional costs associated with operating as a public company. The Company’s ability to continue its operations is dependent upon its ability to generate cash flows from operations and potentially obtain additional capital in the future. The Company believes its existing cash, cash equivalents and marketable securities and the cash it expects to generate from operations will provide it the flexibility needed to meet operating, investing, and financing needs and support operations through at least the next 12 months.

The accompanying condensed consolidated and combined financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Emerging Growth Company

OmniAb qualifies as an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, (“Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”).

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of these condensed consolidated and combined financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the condensed consolidated and combined financial statements and the accompanying notes. Actual results may differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less when purchased. As of March 31, 2023, cash and cash equivalents consisted of bank deposits, money market funds as well as U.S. government agency and corporate debt securities. The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the condensed consolidated and combined balance sheets to the total of the amount presented in the condensed consolidated and combined statements of cash flows:

(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$22,906	$33,390
Restricted cash included in other non-current assets	404	449
Total cash, cash equivalents and restricted cash presented in the condensed consolidated and combined statements of cash flows	$23,310	$33,839

The restricted cash relates to the Company’s property leases and is included in “Other long-term assets”. The restriction will lapse when the related leases expire.

Short-term Investments

Short-term investments primarily consist of commercial paper, corporate debt securities, asset-backed securities and government and agency securities. The Company classifies short-term investments as “available-for-sale” as the sale of such investments may be required prior to maturity to implement management strategies. Therefore, the Company has classified all investments with original maturity dates beyond three months as current assets in the accompanying condensed consolidated and combined balance sheets. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive income as a component of stockholders’ equity until realized.

Accounts Receivable

Accounts receivable represents the amounts billed to the Company’s partners and that are due unconditionally for services it has performed. The Company establishes an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance requires an estimation based upon historical loss experienced and adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include historical loss experience, delinquency trends, aging behavior of receivables, credit and liquidity quality indicators for industry groups, customer classes or individual customers and the current and expected future economic and market conditions.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. During the goodwill impairment review, the Company assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of its reporting unit is less than the carrying amount, including goodwill. The Company operates in one reporting unit. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, the overall financial performance, and events affecting the reporting unit. If, after assessing the totality of these qualitative factors, the Company determines that it is not more-likely-than-not that the fair value of its reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the quantitative assessment. The Company will then evaluate goodwill for impairment by comparing the estimated fair value of the reporting unit to its carrying value, including the associated goodwill. To determine the fair value, the Company generally uses a combination of market approach based on OmniAb and comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. The Company’s cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative assessment for the goodwill impairment test. The Company performed the annual assessment for goodwill impairment during the fourth quarter of 2022, noting no impairment indicators under the qualitative assessment.

The Company’s identifiable intangible assets are composed of acquired core technologies, licensed technologies, contractual relationships, customer relationships and trade names. Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over the assets’ respective estimated useful lives. The Company regularly performs reviews to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, the Company estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include market conditions, industry and economic trends, changes in regulations, clinical success, historical and forecasted financial results, significant changes in the ability of a particular asset to generate positive cash flows, and the pattern of utilization of a particular asset. The Company did not identify indicators of impairment for the finite-lived intangibles and other long-lived assets at March 31, 2023 and December 31, 2022.

Public, Private Placement, Forward Purchase and Backstop Common Stock Warrants

The Company assumed 7,666,667 warrants originally issued in APAC’s initial public offering (the “Public Warrants”) and 8,233,333 warrants issued in a private placement that closed concurrently with APAC’s initial public offering, (the “Private Placement Warrants”) in the Business Combination. Additionally, as further discussed in Note 4 – Business Combination, pursuant to the Amended and Restated Forward Purchase Agreement, dated as of March 23, 2022 (the “A&R FPA”), on the Closing Date, the Company issued 1,666,667 warrants in the Forward Purchase (the “Forward Purchase Warrants”) and 1,445,489 warrants in the Redemption Backstop (the “Backstop Warrants”). The Public, Private Placement, Forward Purchase and Backstop Warrants entitle the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share.

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

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated and combined balance sheets. The Company generally receives payment at the point it satisfies its obligation or soon after. Any fees billed in advance of being earned are recorded as deferred revenue. During the three months ended March 31, 2023, the amount recognized as revenue that was previously deferred at December 31, 2022 was $3.1 million. During the three months ended March 31, 2022, the amount recognized as revenue that was previously deferred at December 31, 2021 was $3.4 million.

Disaggregation of Revenue

The disaggregated revenue categories are presented on the face of the condensed consolidated and combined statements of operations and comprehensive loss.

Research and Development Expenses

Research and development expenses consist of material, equipment, facilities and labor costs of scientific staff who are working pursuant to collaborative agreements and other research and development projects. Also included in research and development expenses are third-party costs incurred for research programs including in-licensing costs, and costs incurred by other research and development service vendors. The Company expenses these costs as they are incurred. When the Company makes payments for research and development services prior to the services being rendered, it records those amounts as prepaid assets on its condensed consolidated and combined balance sheets and it expenses them as the services are provided.

Share-Based Compensation

Prior to the Separation, certain Company employees, directors, managers and advisors participated in share-based compensation plans sponsored by Ligand. Ligand share-based compensation awards consisted of stock options, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”) and other cash-based or share-based awards. As such, prior to the Separation the awards granted to Company employees, directors, managers and advisors are reflected in Parent company net investment within the combined statements of stockholders’ equity at the time they were expensed. Prior to the Separation, the condensed consolidated and combined statements of operations and comprehensive loss also include an allocation of Ligand’s corporate and shared employee share-based compensation expenses.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted and stock purchases under the ESPP. The model assumptions include expected volatility, term, dividends, and the risk-free interest rate.

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

The Company accounts for uncertain tax positions recognized in the condensed consolidated and combined financial statements in accordance with the provisions of Topic 740 by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could affect its income tax provision in future periods. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income tax in its condensed consolidated and combined statements of operations.

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

In general, the taxable income or loss of Legacy OmniAb for the tax periods prior to November 1, 2022 were included in Ligand’s U.S. consolidated federal and combined state income tax returns, where applicable. As such, separate income tax returns were not prepared for OmniAb. Consequently, income taxes currently payable are deemed to have been remitted by Ligand in the period the liability arose and income taxes currently receivable were deemed to have been received from Ligand in the period that a refund could have been recognized by OmniAb had the Company been a separate taxpayer, if applicable. For the tax periods after October 31, 2022, the Company will file its own consolidated federal income tax return and combined state income tax returns separate from Ligand. Any income taxes due for the tax periods after October 31, 2022 will be directly payable by the Company.

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale debt securities and reclassification adjustments for realized gains or losses included in net income (loss). The unrealized gains or losses are reported in the condensed consolidated and combined statements of operations and comprehensive income (loss).

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. The Company has evaluated recently issued accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the condensed consolidated and combined financial statements as a result of future adoption.

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

Costs of $1.8 million for the three months ended March 31, 2022 have been reflected in the general and administrative expenses in our combined statements of operations for our allocated share of Parent’s corporate overhead.

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

Equity-Based Incentive Plans

Certain of our employees participated in the former Parent’s equity-based incentive plans. Under the Ligand 2002 Stock Incentive Plan (the “2002 Plan”), employees, directors, managers and advisors were awarded share-based incentive awards in a number of forms, including nonqualified stock options. Under the 2002 Plan, employees could be awarded share-based incentive awards which included non-statutory stock options or incentive stock options, restricted stock units, performance stock units and other cash-based or share-based awards. Awards granted to employees under the incentive plans typically vested 1/8 on the six-month anniversary of the date of grant, and 1/48 each month thereafter for forty-two months. The Company measured share-based compensation for all share-based incentive awards at fair value on the grant date. Share-based compensation expense was generally recognized on a straight-line basis over the requisite service periods of the awards.

Compensation costs associated with the Company’s employees’ participation in the incentive plans were specifically identified for employees who exclusively supported the Company’s operations and were allocated to the Company as part of the cost allocations from the Company’s former Parent. Total costs charged to the Company related to its employees’ participation in the former Parent’s incentive plans, depending on the nature of the employee’s role in our operations, were $3.1 million ($1.9 million in research and development expenses and $1.2 million in general and administrative expenses) during the three months ended March 31, 2022.

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

Holders of shares of Legacy OmniAb Common Stock and holders of Legacy OmniAb equity awards received an aggregate 14,999,243 Earnout Shares as consideration in the Business Combination. Fifty percent of the Earnout Shares will vest on the date on which the volume-weighted average price (“VWAP”) equals or exceeds $12.50 on any 20 trading days in any 30 consecutive trading-day period, and all remaining Earnout Shares will vest on the date on which the VWAP equals or exceeds $15.00 on any 20 trading days in any 30 consecutive trading-day period, in each case provided such vesting occurs during the five year period following the Closing Date (the “Earnout Period”); provided, that in the event of a Change of Control (as defined in the Merger Agreement) during the Earnout Period pursuant to which OmniAb or any of its stockholders have the right to receive, directly or indirectly, cash, securities or other property attributing a value of at least $12.50 (with respect to 50% of the Earnout Shares) or $15.00 (with respect to all Earnout Shares) per share of OmniAb Common Stock, and such Change of Control has been approved by a majority of the independent directors of the OmniAb board of directors, then such Earnout Shares shall be deemed to have vested immediately prior to such Change of Control. The Earnout Shares are accounted for as equity-classified equity instruments and recorded in additional paid-in capital as part of the Business Combination.

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

Financial Instruments Measured on a Recurring Basis

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements as of March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,575	$—	$—	$10,575
Government and agency securities	4,496	—	—	4,496
Total cash equivalents	$15,071	$—	$—	$15,071

Short-term investments:
Government and agency securities	$38,063	$12,556	$—	$50,619
Corporate debt securities	—	1,997	—	1,997
Commercial paper	—	32,392	—	32,392
Asset-backed securities	—	5,691	—	5,691
Total short-term investments	$38,063	$52,636	$—	$90,699

Liabilities:
Current contingent liabilities	$—	$—	$2,471	$2,471
Long-term contingent liabilities	—	—	3,683	3,683
Total contingent liabilities	$—	$—	$6,154	$6,154

	Fair Value Measurements as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$26,056	$—	$—	$26,056
Government and agency securities	—	2,987	—	2,987
Corporate debt securities	—	1,510	—	1,510
Total cash equivalents	$26,056	$4,497	$—	$30,553

Short-term investments:
Government and agency securities	$29,951	$4,838	$—	$34,789
Corporate debt securities	—	1,983	—	1,983
Commercial paper	—	17,491	—	17,491
Asset-backed securities	—	612	—	612
Total short-term investments	$29,951	$24,924	$—	$54,875

Liabilities:
Current contingent liabilities	$—	$—	$4,022	$4,022
Long-term contingent liabilities	—	—	4,089	4,089
Total contingent liabilities	$—	$—	$8,111	$8,111

The carrying amounts reported in the Company's condensed consolidated and combined balance sheets for accounts receivable, other assets, accounts payable and other accrued expenses and other current liabilities approximate fair value due to their relatively short periods to maturity.

Available-for-Sale Securities

The Company obtains the fair value of its Level 2 available-for-sale securities from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2023 or December 31, 2022. The Company has not transferred any investment securities between classification levels.

Contingent Liabilities

Contingent liabilities are measured at fair value each reporting period by using a probability weighted income approach.

A reconciliation of the Level 3 financial instruments as of March 31, 2023 and December 31, 2022 is as follows:

(in thousands)	Icagen(1)	Taurus(2)	xCella(2)	Total
Balance as of January 1, 2022	$7,364	$—	$—	$7,364
Payments to CVR holders	(2,025)	—	(1,440)	(3,465)
Fair value adjustments to contingent liabilities	(592)	1,600	3,204	4,212
Balance as of December 31, 2022	4,747	1,600	1,764	8,111
Payments to CVR holders	—	(1,600)	(480)	(2,080)
Fair value adjustments to contingent liabilities	(273)	—	396	123
Balance as of March 31, 2023	$4,474	$—	$1,680	$6,154
_____________
(1)Changes in the fair values of contingent liabilities in connection with the acquisition of Icagen are recognized in Other operating (income) expense, net in the condensed consolidated and combined statements of operations and comprehensive loss and in the operating section of the statements of cash flows. Payments to CVR holders are disclosed in the financing section of the statements of cash flows.
(2)Changes in the fair values of contingent liabilities in connection with the acquisition of Taurus and xCella are recognized in Intangible assets, net in the condensed consolidated and combined balance sheets. Payments to CVR holders are disclosed in the investing section of the statement of cash flows.

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

6. Short-Term Investments

The Company classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. The following tables summarize short-term investments as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$50,611	$14	$(6)	$50,619
Commercial paper	32,392	—	—	32,392
Asset backed securities	5,681	12	(2)	5,691
Corporate debt securities	2,008	—	(11)	1,997
Total short-term investments	$90,692	$26	$(19)	$90,699

	As of December 31, 2022
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$34,781	$15	$(7)	$34,789
Commercial paper	17,491	—	—	17,491
Corporate debt securities	1,983	—	—	1,983
Asset-backed securities	611	1	—	612
Total short-term investments	$54,866	$16	$(7)	$54,875
The Company has classified all investments with maturity dates beyond three months at the date of purchase as short-term investments in the condensed consolidated and combined balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. The following table summarizes available-for-sale investments by maturity as of March 31, 2023:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$89,497	$89,498
Due after one year	1,195	1,201
Total short-term investments	$90,692	$90,699

The following table summarizes the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government and agency securities	9	$50,619	$(6)	—	$—	$—	9	$50,619	$(6)
Asset backed securities	2	5,691	(2)	—	—	—	2	5,691	(2)
Corporate debt securities	2	1,997	(11)	—	—	—	2	1,997	(11)
	13	$58,307	$(19)	—	$—	$—	13	$58,307	$(19)

	As of December 31, 2022
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government and agency securities	7	$13,667	$(7)	—	$—	$—	7	$13,667	$(7)
	7	$13,667	$(7)	—	$—	$—	7	$13,667	$(7)

The Company had certain available-for-sale debt securities in an unrealized loss position without an allowance for credit loss as of March 31, 2023. Unrealized losses on these debt securities have not been recognized into income for the following reasons: (1) risk of default is low due to the high credit quality of the issuers, (2) management does not intend to sell and it is likely that management will not be required to sell these securities prior to their anticipated recovery and (3) the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the securities, and the fair value is expected to recover as the bonds approach maturity.

7. Balance Sheet Account Details

Property and Equipment, Net

Property and equipment, net, consisted of the following as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Leasehold improvements	$16,085	$16,085
Lab and office equipment	8,610	8,126
Computer equipment and software	641	641
Construction in progress	145	315
Property and equipment, at cost	25,481	25,167
Less accumulated depreciation	(6,174)	(5,188)
Total property and equipment, net	$19,307	$19,979

Depreciation expense of $1.0 million and $0.6 million was recognized during the three months ended March 31, 2023 and 2022, respectively, and was included in operating expenses.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Compensation	$2,466	$4,101
Royalties owed to third parties	1,059	739
Professional service fees	358	664
Other	26	53
Total accrued expenses and other current liabilities	$3,909	$5,557

8. Goodwill and Intangible Assets

The following is a summary of goodwill and intangible assets:

(in thousands)	March 31, 2023	December 31, 2022
Goodwill	$83,979	$83,979
Definite-lived intangible assets
Completed technology	231,862	231,379
Less: Accumulated amortization	(75,037)	(71,964)
Customer relationships	11,100	11,100
Less: Accumulated amortization	(3,570)	(3,273)
Intangible assets, net	$164,355	$167,242
Total goodwill and other identifiable intangible assets, net	$248,334	$251,221

Goodwill

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2023 and 2022.

Intangible Assets

Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of up to 20 years and is reflected within depreciation and amortization expense on the condensed consolidated and combined statements of operations and comprehensive loss. Amortization expense of $3.4 million was recognized for each of the three months ended March 31, 2023 and 2022. For each of the three months ended March 31, 2023 and 2022, there was no impairment of intangible assets with finite lives.

The remaining weighted-average useful life of definite lived intangible assets is 12.7 years. At March 31, 2023, future amortization expense on intangible assets is estimated to be as follows (in thousands):

Maturity Dates	Amount
Remaining nine months ended December 31, 2023	$10,137
2024	13,516
2025	13,396
2026	13,356
2027	13,356
Thereafter	100,594
Total future amortization expense	$164,355

9. Commitments and Contingencies

Lease Commitments

The Company’s corporate headquarters and research and development facilities are located in Emeryville, California, where it leases approximately 35,000 square feet of space under leases expiring in 2032. The Company’s ion technology business leases approximately 31,000 square feet of research and development space in Durham, North Carolina and Tucson, Arizona, under leases that expire between 2026 and 2029.

The below tables provide supplemental cash flow and other information related to operating leases (in thousands, except for lease term and discount rate):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	$860	$573
Right-of-use assets obtained in exchange for lease obligations:	$—	$—

	As of March 31,
	2023	2022
Weighted average remaining lease term (in years)	8.4	8.9
Weighted average discount rate	4.3%	3.9%

In addition to base rent, certain of the Company’s operating leases require variable payments. These variable lease costs include amounts relating to common area maintenance and are expensed when the obligation for those payments is incurred and are recognized as operating expenses in the condensed consolidated and combined statements of operations. The following table summarizes the components of operating lease expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease cost	$781	$849
Variable lease cost	335	196
Total lease costs	$1,116	$1,045

Future minimum lease commitments are as follows as of March 31, 2023 (in thousands):

Maturity Dates	Operating Leases
Remaining nine months ended December 31, 2023	$2,469
2024	3,442
2025	3,727
2026	3,822
2027	3,922
Thereafter	15,018
Total lease payments	32,400
Less tenant improvement allowance	(918)
Less imputed interest	(5,624)
Present value of lease liabilities	$25,858

Legal Proceedings

From time to time, the Company has been and may be involved in various legal proceedings arising in its ordinary course of business. In the opinion of management, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on the condensed consolidated and combined financial statements, cash flows or financial position and it is not possible to provide an estimated amount of any such loss. However, the outcome of disputes is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, an unfavorable resolution of one or more matters could materially affect future results of operations or cash flows, or both, in a particular period.

10. Stockholders' Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 1,100,000,000. The total amount of authorized capital stock consists of 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of March 31, 2023, no shares of preferred stock are issued or outstanding.

Common Stock

Holders of OmniAb Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, including the election of directors, and do not have cumulative voting rights. Subject to preferences that may be applicable to any then outstanding preferred stock, holders of OmniAb Common Stock are entitled to receive ratably those dividends, if any, as may be declared by the Company’s board of directors out of legally available funds. In the event of liquidation, dissolution or winding up, the holders of OmniAb Common Stock will be entitled to share ratably in the assets legally available for distribution to stockholders after the payment of or provision for all of the Company's debts and other liabilities, subject to the prior rights of any preferred stock then outstanding. Holders of OmniAb Common Stock have no preemptive or conversion rights or other subscription rights and there are no redemption or sinking fund provisions applicable to the OmniAb Common Stock. All outstanding shares of Common Stock are duly authorized, validly issued, fully paid and nonassessable. The rights, preferences and privileges of holders of OmniAb Common Stock are subject to and may be adversely affected by the rights of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.

Preferred stock

Under the terms of the Company’s certificate of incorporation, its board of directors has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the dividend, voting and other rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding.

The Company’s board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of OmniAb Common Stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deterring or preventing a change in the Company’s control and may adversely affect the market price of OmniAb Common Stock and the voting and other rights of the holders of OmniAb Common Stock. The Company has no current plans to issue any shares of preferred stock.

Earnout Shares

As of March 31, 2023, OmniAb Earnout Shares of 14,999,243 and Sponsor Earnout Shares of 1,293,299 are issued and outstanding. Earnout Shares vest based upon the achievement of certain volume-weighted average trading prices (“VWAP”) for shares of the Company for any 20 trading days over a consecutive 30 trading-day period during the five-year period following the Closing Date, with (i) 50% of such Earnout Shares vesting upon achievement of a VWAP of $12.50 per share of OmniAb Common Stock or upon the occurrence of a change of control transaction that will result in the holders of OmniAb Common Stock receiving a price per share in excess of $12.50, and (ii) the remaining 50% of the Earnout Shares vesting upon achievement of a VWAP of $15.00 per share of New OmniAb common stock or upon the occurrence of a change of control transaction that will result in the holders of New OmniAb Common Stock receiving a price per share in excess of $15.00. The Earnout Shares are not transferable until the vesting condition for the applicable tranche of Earnout Shares has been achieved.

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

Equity Compensation Plans

2022 Incentive Award Plan

The Company’s board of directors and stockholders adopted the 2022 Incentive Award Plan, or the 2022 Plan, which became effective upon the Closing of the Business Combination. Under the 2022 Plan, the Company may grant cash and equity incentive awards to eligible employees, directors and consultants.

As of March 31, 2023, the aggregate number of shares of our common stock that may be issued under the 2022 Plan is 22,447,321 shares. In addition, the number of shares of our common stock available for issuance under the 2022 Plan will be annually increased on January 1 of each calendar year beginning in 2023 and ending in 2032 by an amount equal to the lesser of (i) a number equal to 5% of the fully-diluted shares on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as is determined by the Company's board of directors.

The 2022 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, RSUs and other stock or cash-based awards.

OmniAb Prior Plans

In connection with the Business Combination, Legacy OmniAb adopted the OmniAb, Inc. 2022 Ligand Service Provider Assumed Award Plan and the OmniAb, Inc. 2022 OmniAb Service Provider Assumed Award Plan, collectively referred to as the OmniAb Prior Plans, which govern the OmniAb Equity Awards issued upon adjustment of outstanding Ligand equity awards in connection with the Distribution. All awards under the OmniAb Prior Plans that were outstanding as of the closing of the Business Combination continued to be governed by the terms, conditions and procedures set forth in the OmniAb Prior Plans and any applicable award agreements, as those terms may be equitably adjusted in connection with the Business Combination. The Company assumed the OmniAb Prior Plans in connection with the closing of the Business Combination, and each of the awards thereunder.

At the time of the Distribution, and after giving effect to the adjustment of the OmniAb Equity Awards to reflect the Business Combination, awards representing the right to receive an aggregate of 5,997,765 and 8,302,710 shares of the Company's common stock were outstanding under the OmniAb, Inc. 2022 Ligand Service Provider Assumed Award Plan and the OmniAb, Inc. 2022 OmniAb Service Provider Assumed Award Plan, respectively. No future awards will be granted under the OmniAb Prior Plans. Shares subject to outstanding awards under the OmniAb Prior Plans as of the effective date of the 2022 Plan may, on or following the effective date of the 2022 Plan, become available for issuance pursuant to the 2022 Plan recycling provisions.

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

The Company recognized share-based compensation expense by function as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	$3,278	$1,910
General and administrative	2,777	1,236
Total share-based compensation expense	$6,055	$3,146

The Company recognized share-based compensation expense by award type as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Stock options	$3,569	$1,829
Restricted stock units	1,926	841
Employee share purchase plan	409	20
Performance restricted stock units	151	456
Total share-based compensation expense	$6,055	$3,146

Stock Options

Stock options granted under the 2022 Plan typically vest 1/8 on the six-month anniversary of the date of grant, and 1/48 each month thereafter for 42 months. All option awards generally expire 10 years from the date of grant.

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

Following the Separation on November 1, 2022, the fair value of each option issued to employees was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.7%	—
Expected volatility	49.9%	—
Expected term (years)	6.2	0
Dividend yield	—%	—%

The following table summarizes stock option activity under the Company’s equity award plans:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)(1)
Outstanding at January 1, 2023	12,690,788	$8.04
Granted	1,081,360	$4.10
Exercised	—	$—
Cancelled/Expired	(274,047)	$6.33
Outstanding at March 31, 2023	13,498,101	$7.76	8.5	$365
Exercisable at March 31, 2023	3,506,319	$12.13	6.0	$—
_____________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for in the money options at March 31, 2023.

As of March 31, 2023, unrecognized share-based compensation expense related to OmniAb options was $28.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.57 years.

As of March 31, 2023, unrecognized share-based compensation expense related to Ligand options was $4.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.91 years.

Restricted Stock Units

Restricted stock units (“RSUs”) are awards of nontransferable shares of common stock subject to certain vesting conditions and other restrictions. RSUs generally vest over three years. The fair value of restricted stock is determined by the closing market price on the grant date.

The following table summarizes RSU activity during the three months ended March 31, 2023 under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2023	859,229	$10.31
Granted	860,784	$3.49
Vested	(279,088)	$9.73
Forfeited	—	$—
Unvested balance at March 31, 2023	1,440,925	$6.35

As of March 31, 2023, unrecognized stock-based compensation expense related to OmniAb RSUs was $7.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.47 years. The aggregate intrinsic value of OmniAb RSUs vested during the three months ended March 31, 2023 was $1.1 million.

As of March 31, 2023, unrecognized stock-based compensation expense related to Ligand RSUs was $2.0 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.13 years.

Performance Restricted Stock Units

PRSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. PRSUs vest over a continued employment period and are based on the achievement of certain corporate performance or market goals.

The Company’s PRSUs contain a market condition dependent upon the Company’s relative and absolute total stockholder return over a three-year period, with a payout range of 0% to 200% of the target shares granted. Share-based compensation expense for these PRSUs is measured using the Monte-Carlo valuation model and is not adjusted for the achievement, or lack thereof, of the market conditions.

The following table summarizes the PRSU activity during the three months ended March 31, 2023, under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2023	94,749	$16.11
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at March 31, 2023	94,749	$16.11

As of March 31, 2023, unrecognized share-based compensation expense related to OmniAb PRSUs was $1.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.76 years.

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

The aggregate number of shares of our common stock that may be issued pursuant to rights granted under the ESPP equals 2,910,291 shares of our common stock. In addition, on the first day of each calendar year beginning on January 1, 2023 and ending on (and including) January 1, 2032, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (i) 1% of the fully diluted shares outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by our board of directors.

As of March 31, 2023, there was $1.2 million of unrecognized share-based compensation expense associated with the ESPP, which is expected to be recognized over a remaining weighted-average period of 1.08 years.

During the three months ended March 31, 2023, there were no shares issued pursuant to the ESPP.

12. Income Taxes

Prior to the Separation on November 1, 2022, OmniAb operated as part of Ligand and not as a stand-alone company. The Company determined the OmniAb income tax provision as if Legacy OmniAb had filed consolidated federal income tax returns and combined state income tax returns separate from Ligand since its inception on January 8, 2016 when Ligand acquired Legacy OmniAb. Since November 1, 2022 the Company reports its income tax provision, deferred tax assets and liabilities, and other income tax related items to reflect actual tax attributes received when it departed Ligand’s consolidated group and its activity as a stand-alone company.

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The Company’s effective tax rate for the three months ended March 31, 2023 was 14.4%. The variance from the U.S. federal statutory tax rate of 21.0% for the three months ended March 31, 2023 was primarily due to the benefit related to tax credits, the tax impact of stock award activities, and the valuation allowance established on state attributes in the current period. The effective tax rate for the three months ended March 31, 2022 was 23.6%. The variance from the U.S. federal statutory tax rate of 21.0% for the three months ended March 31, 2022 was primarily due to the benefit related to tax credits, repricing of state tax deferrals, and the tax impact of stock award activities.

The Company has considered the realizability of the deferred tax assets and recorded a valuation allowance as necessary for the amount of deferred tax assets which are not more likely than not to be realized as of March 31, 2023.

13. Net Loss Per Share

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed based on the sum of the weighted average number of common shares and dilutive common shares outstanding during the period. As described in Note 2 – Summary of Significant Accounting Policies, earnout shares issued in connection with the Business Combination, as further described in Note 4 – Business Combination, are subject to vesting based on the VWAP of common shares during the earnout period. The earnout shares are excluded from the calculation of basic and diluted weighted-average number of common shares outstanding until vested. For periods prior to the Business Combination, basic and diluted loss per share was calculated based on 82.6 million shares issued to Ligand shareholders at the Closing Date.

The following table outlines the basic and diluted net loss per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net loss	$(6,100)	$(6,282)
Weighted-average shares outstanding, basic and diluted	99,158	82,612
Net loss per share, basic and diluted	$(0.06)	$(0.08)

The following table outlines dilutive common share equivalents outstanding, which are excluded in the above diluted net loss per share calculation, as the effect of their inclusion would be anti-dilutive, or the share equivalents were contingently issuable as of each period presented:

	March 31,
	2023	2022
Options to purchase common stock issued and outstanding(1)	18,735,538	—
Earnout shares	16,292,542	—
Avista private placement warrants	8,233,333	—
Avista public warrants	7,666,667	—
Shares expected to be purchased under employee stock purchase plan	1,918,512	—
Restricted stock units issued and outstanding(1)	1,710,065	—
Forward purchase warrants	1,666,667	—
Backstop warrants	1,445,489	—
Total anti-dilutive shares	57,668,813	—
_____________
(1)Outstanding stock options and restricted stock units include awards outstanding to employees of Ligand.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis and the unaudited interim financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, our business strategy, the effects of the separation or the distribution, our expectations regarding the application of, and the rate and degree of market acceptance of, our OmniAb® technology platform and other technologies, our expectations regarding the addressable markets for our technologies, including the growth rate of the markets in which we operate, the potential for and timing of receipt of milestones and royalties under our license agreements with partners, our research and development plans, the potential for our partnered or internal programs to progress in their development, the anticipated timing of the initiation and completion of preclinical studies and clinical trials by our partners or us, the timing and likelihood of regulatory filings and product approvals by our partners or us, the potential for and timing and geographic markets of any commercial product launches by our partners and potential for commercial success, our ability to enter into any new, or maintain existing, strategic partnerships or collaborative relationships, our ability to obtain and maintain intellectual property protection for our platform, products and technologies, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated business development and product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including, without limitation, the risk factors described in Part II, Item 1A, “Risk Factors” of this Quarterly Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Our OmniAb technology platform creates and screens diverse antibody repertoires and is designed to quickly identify optimal antibodies for our partners’ drug development efforts. We harness the power of Biological Intelligence, which we built into our proprietary transgenic animals and paired with our high-throughput screening technologies to enable the discovery of high-quality, fully-human antibody therapeutic candidates. We believe these antibodies are high quality because they are naturally optimized in our proprietary host systems for affinity, specificity, developability and functional performance. Our partners have access to these antibody candidates that are based on unmatched biological diversity and optimized through integration across a full range of technologies, including antigen design, transgenic animals, deep screening and characterization. We provide our partners both integrated end-to-end capabilities and highly customizable offerings, which address critical industry challenges and provide optimized antibody discovery solutions. As of March 31, 2023, we had 70 active partners with 301 active programs using the OmniAb technology, including 24 OmniAb-derived antibodies in clinical development by our partners, and three approved products of our partners: (i) zimberelimab, which was approved in China for the treatment of recurrent or refractory classical Hodgkin’s lymphoma, (ii) sugemalimab, which was approved in China for the first-line treatment of metastatic (stage IV) non-small cell lung cancer in combination with chemotherapy, as well as for patients with unresectable stage III non-small cell lung cancer whose disease has not progressed following concurrent or sequential platinum-based chemoradiotherapy, and (iii) teclistamab, which received accelerated approval in the U.S. for adult patients with relapsed or refractory multiple myeloma who have received at least four prior lines of therapy, including a proteasome inhibitor, an immunomodulatory agent, and an anti-CD38 monoclonal antibody, and conditional marketing authorization in Europe as monotherapy for the treatment of adult patients with relapsed and refractory multiple myeloma.

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

Closing of the Business Combination and Separation from Ligand

On November 1, 2022 (the “Closing Date”), we, Ligand Pharmaceuticals Incorporated, a Delaware corporation (“Ligand” or the “Parent”), OmniAb Operations, Inc., a Delaware corporation and wholly-owned subsidiary of Ligand (“Legacy OmniAb”, formerly known as OmniAb, Inc. and, together with Ligand, collectively, the “Companies”), and Orwell Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of APAC (“Merger Sub”), consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 23, 2022.

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

Following the Separation, we began accounting for our financial activities as an independent entity. Our financial statements as of December 31, 2022 and March 31, 2023 and for the three months ended March 31, 2023 are based on the reported results of OmniAb as a standalone company. The accompanying condensed consolidated and combined financial statements include the accounts of OmniAb and its wholly owned subsidiaries. All intercompany transactions and accounts within OmniAb have been eliminated.

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

Metric	March 31, 2023	December 31, 2022	% Change
Active partners	70	69	1%
Active programs	301	291	3%
Active clinical programs	27	26	4%
Approved products	3	3	—%

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

Active clinical programs represents the number of unique programs for which an Investigational New Drug Application or equivalent under other regulatory regimes has been filed based on an OmniAb-derived antibody and which are in clinical development by our partners and we continue to count programs as active as long as they are actively being developed or commercialized. Where the date of such application is not known to us, we use the official start date from clinical trial registries for the purpose of calculating this metric. This number includes approved products separately disclosed below. We view this metric as an indication of our near- and mid-term potential revenue from milestone fees and potential royalty payments in the long term.

Approved products represents an OmniAb-derived antibody for which our partner has received marketing approval. We view this metric as an indication of our near- and mid-term potential revenue from royalty payments.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Change	% Change
License and milestone revenue	$12,646	$4,101	$8,545	208%
Service revenue	3,958	5,259	(1,301)	(25)%
Royalty revenue	315	263	52	20%
Total revenues	$16,919	$9,623	$7,296	76%

•License and milestone revenue increased primarily due to the recognition of the $10 million milestone related to the first commercial sale of teclistamab in the E.U.
•Service revenue declined as a result of less work being performed for some of our ion channel partners based on stage and status of these exclusively licensed programs.

Operating Costs and Expenses

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Change	% Change
Research and development	$13,759	$10,772	$2,987	28%
General and administrative	8,195	4,112	4,083	99%
Amortization of intangibles	3,369	3,405	(36)	(1)%
Other operating expense (income), net	49	(443)	492	(111)%
Total operating expenses	$25,372	$17,846	$7,526	42%

•Research and development expenses increased primarily due to increased personnel costs and rent expense for newly leased facilities as we invest in the growth and development of the OmniAb business.
•General and administrative expenses increased primarily due to personnel-related costs and costs associated with our obligations as a public company.
•Other operating expense, net, during the three months ended March 31, 2023 resulted from royalties owed to third parties partially offset by fair value adjustments to contingent earnout liabilities issued in connection with acquisitions. Other operating income, net, during the three months ended March 31, 2022 resulted from fair value adjustments to contingent earnout liabilities issued in connection with acquisitions.

Other income

Other income during the three months ended March 31, 2023 related to interest earned on short-term investments. There was no other income during the three months ended March 31, 2022.

Income tax benefit

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Change	% Change
Loss before income tax benefit	$(7,129)	$(8,223)	$1,094	(13)%
Income tax benefit	1,029	1,941	(912)	(47)%
Net loss	$(6,100)	$(6,282)	$182	(3)%
Effective Tax Rate	(14.4)%	(23.6)%

Our effective tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions. The tax rate is also affected by discrete items that may occur in any given year but are not consistent from year to year.

Our effective tax rate for the three months ended March 31, 2023 differed from the federal statutory tax rate of 21.0% due to share-based compensation expense that is not tax deductible and an increase to our valuation allowance recorded against deferred tax assets, partially offset by the tax benefit from research and development tax credits. Our effective tax rate for the three months ended March 31, 2022 differed from the federal statutory tax rate of 21.0% due to share-based compensation expense that is not tax deductible, an increase to our valuation allowance recorded against deferred tax assets, and repricing of state tax deferrals, partially offset by the tax benefit of research and development tax credits.

Liquidity and Capital Resources
Prior to November 1, 2022, funding from Ligand was our primary source of liquidity. On November 1, 2022, with the closing of the Business Combination, we were capitalized with $95.8 million in net cash. As of March 31, 2023, our cash, cash equivalents and short-term investments were $113.6 million. We believe our cash, cash equivalents and short-term investments and the cash we expect to generate from operations will provide us the flexibility we need to meet operating, investing, and financing needs and support our operations through at least the next 12 months.

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

Additionally, we may receive up to $218.6 million from the exercise of the Warrants, assuming the exercise in full of all the Warrants for cash, but not from the sale of the shares of our common stock issuable upon such exercise. As of the date of this Annual Report, our Warrants are “out-of-the money,” which means that the trading price of the shares of our common stock underlying our Warrants is below the $11.50 exercise price of the Warrants. For so long as the Warrants remain “out-of-the money,” we do not expect warrant holders to exercise their Warrants. Therefore, any cash proceeds that we may receive in relation to the exercise of such securities will be dependent on the trading price of our common stock. If the market price for our common stock is less than the exercise price of the Warrants, warrant holders will be unlikely to exercise such securities. We expect to use the net proceeds from the exercise of the Warrants, if any, for general corporate and working capital purposes, although we believe we can fund our operations with cash on hand.

Cash Flow Summary

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Change	% Change
Net cash provided by (used in):
Operating activities	$27,688	$11,640	$16,048	138%
Investing activities	(37,172)	(3,947)	(33,225)	842%
Financing activities	$(1,045)	$(7,693)	$6,648	(86)%

Cash from Operating Activities:

During the three months ended March 31, 2023, cash provided by operating activities of $27.7 million primarily reflected changes in our operating assets and liabilities in the amount of $25.0 million, net non-cash charges of $8.7 million which primarily included $6.1 million in share-based compensation, and $4.9 million in depreciation and amortization, partially offset by our net loss of $6.1 million, $0.9 million of deferred income taxes, net and $0.9 million of amortization of discounts on short-term investments, net.

During the three months ended March 31, 2022, cash provided by operating activities of $11.6 million primarily reflected changes in our operating assets and liabilities in the amount of $13.1 million, net non-cash charges of $4.8 million which primarily included $3.1 million in share-based compensation, and $4.4 million in depreciation and amortization, partially offset by our net loss of $6.3 million and $2.0 million of deferred income taxes, net.

Cash from Investing Activities:

During the three months ended March 31, 2023, cash used in investing activities of $37.2 million primarily consisted of $39.1 million of cash used to purchase short-term investments and $2.1 million of payments to contingent liabilities holders, partially offset by $4.0 million of proceeds from the maturity of short-term investments.

During the three months ended March 31, 2022, cash used in investing activities of $3.9 million primarily consisted of property and equipment purchases.

Cash from Financing Activities:

As Ligand managed our cash and financing arrangements prior to the completion of the Separation, all excess cash generated through earnings was deemed remitted to Ligand and all sources of cash were deemed funded by Ligand.

During the three months ended March 31, 2023, cash used by financing activities was $1.0 million which primarily consisted of taxes paid related to the net share settlement of equity awards.

During the three months ended March 31, 2022, cash provided by financing activities was $7.7 million which primarily consisted of $6.3 million net transfer to Ligand and $1.4 million of payments to contingent liabilities holders.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report.

Recent Accounting Pronouncements

For the summary of recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to our financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2023, there were no material changes to our market risks from the discussion provided in Item 7A of our 2022 Annual Report.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

For information that updates the disclosures set forth under Part I, Item 3, “Legal Proceedings” in our 2022 Annual Report, refer to Note 9 – Commitments and Contingencies to the condensed consolidated and combined financial statements contained in Part I, Item 1, of this report.

Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2022 Annual Report. The risk factors described in our 2022 Annual Report are not the only risks we face. Factors we currently do not know, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or our consolidated operating results, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1+	Agreement and Plan of Merger, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Orwell Merger Sub Inc., Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	2.1
2.2+	Separation and Distribution Agreement, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	2.2
3.1	Certificate of Incorporation of the Registrant	10-K	001-40720	March 30, 2023	3.1
3.2	Bylaws of the Registrant	8-K	001-40720	November 7, 2022	3.2
4.1	Warrant Agreement, dated August 9, 2021, between Avista Public Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40720	August 12, 2021	4.1
4.2	Assignment, Assumption and Amendment Agreement, dated November 1, 2022, by and among OmniAb, Inc., Continental Stock Transfer & Trust Company and Computershare Trust Company, N.A.	8-K	001-40720	November 7, 2022	4.2
4.3	Specimen Warrant Certificate	S-1/A	333-257177	July 28, 2021	4.3
4.4	Specimen Common Stock Certificate of OmniAb, Inc.	S-4	333-264525	September 27, 2022	4.5
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 11, 2023	By:	/s/ Kurt Gustafson
Kurt Gustafson
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)