Form 10-Q
period 2023-06-30
OmniAb, Inc.
filed 2023-08-10
CIK 1846253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2023, the registrant had 116,168,228 shares of common stock outstanding.

Part I – Financial Information
Item 1. Condensed Consolidated and Combined Financial Statements
OMNIAB, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,988	$33,390
Short-term investments	82,161	54,875
Accounts receivable, net	8,611	30,290
Prepaid expenses and other current assets	4,180	6,395
Total current assets	115,940	124,950
Intangible assets, net	161,921	167,242
Goodwill	83,979	83,979
Property and equipment, net	19,226	19,979
Operating lease right-of-use assets	20,827	21,483
Other long-term assets	3,346	3,579
Total assets	$405,239	$421,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,359	$2,971
Accrued expenses and other current liabilities	4,929	5,557
Income tax payable	3,455	3,485
Current contingent liabilities	2,810	4,022
Current deferred revenue	7,271	8,207
Current operating lease liabilities	3,417	1,780
Total current liabilities	24,241	26,022
Long-term contingent liabilities	3,384	4,089
Deferred income taxes, net	17,189	21,341
Long-term operating lease liabilities	23,100	24,016
Long-term deferred revenue	3,479	4,325
Other long-term liabilities	40	46
Total liabilities	71,433	79,839
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2023 and December 31, 2022; 116,151,716 and 115,218,229 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	343,419	330,100
Accumulated other comprehensive (loss) income	(49)	9
(Accumulated deficit) Retained earnings	(9,576)	11,252
Total stockholders’ equity	333,806	341,373
Total liabilities and stockholders’ equity	$405,239	$421,212

See accompanying notes to unaudited condensed consolidated and combined financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
License and milestone revenue	$4,330	$2,325	$16,976	$6,426
Service revenue	2,451	4,735	6,409	9,994
Royalty revenue	165	139	480	402
Total revenues	6,946	7,199	23,865	16,822
Operating expenses:
Research and development	14,133	11,484	27,892	22,256
General and administrative	8,738	5,003	16,933	9,115
Amortization of intangibles	3,380	3,113	6,749	6,518
Other operating expense (income), net	140	165	189	(278)
Total operating expenses	26,391	19,765	51,763	37,611
Loss from operations	(19,445)	(12,566)	(27,898)	(20,789)
Other income:
Interest income	1,285	—	2,609	—
Other expense	(4)	—	(4)	—
Total other income, net	1,281	—	2,605	—
Loss before income taxes	(18,164)	(12,566)	(25,293)	(20,789)
Income tax benefit	3,436	2,290	4,465	4,231
Net loss	$(14,728)	$(10,276)	$(20,828)	$(16,558)

Net loss per share, basic and diluted	$(0.15)	$(0.12)	$(0.21)	$(0.20)
Weighted-average shares outstanding, basic and diluted	99,493	82,612	99,326	82,612

Net loss	$(14,728)	$(10,276)	$(20,828)	$(16,558)
Unrealized net loss on available-for-sale securities	(56)	—	(58)	—
Comprehensive loss	$(14,784)	$(10,276)	$(20,886)	$(16,558)

See accompanying notes to unaudited condensed consolidated and combined financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Parent company net investment	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2023	115,218,229	$12	$330,100	$9	$11,252	$—	$341,373
Net loss	—	—	—	—	(6,100)	—	(6,100)
Share-based compensation	—	—	6,055	—	—	—	6,055
Issuance of common stock under employee stock compensation plans, net of tax	366,291	—	(524)	—	—	—	(524)
Unrealized net loss on available-for-sale securities	—	—	—	(2)	—	—	(2)
Balance at March 31, 2023	115,584,520	12	335,631	7	5,152	—	340,802
Net loss	—	—	—	—	(14,728)	—	(14,728)
Share-based compensation	—	—	6,529	—	—	—	6,529
Issuance of common stock under employee stock compensation plans, net of tax	567,196	—	1,259	—	—	—	1,259
Unrealized net loss on available-for-sale securities	—	—	—	(56)	—	—	(56)
Balance at June 30, 2023	116,151,716	$12	$343,419	$(49)	$(9,576)	$—	$333,806

Balance at January 1, 2022	—	$—	$—	$—	$—	$234,307	$234,307
Net loss	—	—	—	—	—	(6,282)	(6,282)
Parent allocation of share-based compensation	—	—	—	—	—	3,146	3,146
Net transfers to parent company	—	—	—	—	—	(6,250)	(6,250)
Balance at March 31, 2022	—	—	—	—	—	224,921	224,921
Net loss	—	—	—	—	—	(10,276)	(10,276)
Parent allocation of share-based compensation	—	—	—	—	—	3,848	3,848
Net transfers from parent company	—	—	—	—	—	8,450	8,450
Balance at June 30, 2022	—	$—	$—	$—	$—	$226,943	$226,943

See accompanying notes to unaudited condensed consolidated and combined financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(20,828)	$(16,558)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,719	8,927
Share-based compensation	12,584	6,994
Amortization of discounts on short-term investments, net	(1,823)	—
Deferred income taxes, net	(4,152)	(4,477)
Change in estimated fair value of contingent liabilities	(233)	(277)
Other operating activities	63	37
Changes in operating assets and liabilities, net:
Accounts receivable, net	23,007	17,256
Prepaid expenses and other current assets	2,219	(365)
Other long-term assets	(302)	1,755
Accounts payable, accrued expenses, and other liabilities	(162)	(1,747)
Operating lease liabilities	721	2,916
Deferred revenue	(3,147)	(6,673)
Net cash provided by operating activities	17,666	7,788
Investing activities:
Purchases of short-term investments	(56,195)	—
Proceeds from the maturity of short-term investments	30,000	—
Purchases of property and equipment	(1,047)	(8,237)
Payments to contingent liabilities holders	(2,800)	—
Proceeds from sale of short-term investments	650	—
Net cash used in investing activities	(29,392)	(8,237)
Financing activities:
Payments to contingent liabilities holders	—	(1,545)
Proceeds from issuance of common stock from stock plans	801	—
Taxes paid related to net share settlement of equity awards	(896)	—
Payment of transaction costs	(472)	(206)
Net transfer from parent	—	2,200
Net cash (used in) provided by financing activities	(567)	449
Net change in cash, cash equivalents and restricted cash	(12,293)	—
Cash, cash equivalents and restricted cash at beginning of period	33,839	—
Cash, cash equivalents and restricted cash at end of period	$21,546	$—
Supplemental cash flow information:
Deferred revenue recorded in accounts receivable	$1,365	$4,240
Supplemental non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$211	$3,601
Intangible additions recorded in contingent liabilities	$1,116	$960

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

Legacy OmniAb was determined to be the accounting acquirer based on the following predominant factors:

•Legacy OmniAb’s existing stockholders had the greatest voting interest in the Company with approximately 85% of the voting interest;
•Legacy OmniAb nominated a majority of the initial members of the Company’s board of directors;
•Legacy OmniAb’s senior management is the senior management of the Company;
•Legacy OmniAb is the larger entity based on historical operating activity and has the larger employee base; and
•The post-combination company assumed a Legacy OmniAb branded name: “OmniAb, Inc.”

Basis of Presentation

The Company’s accompanying condensed consolidated and combined financial statements have been prepared in accordance with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The financial information for the three and six months ended June 30, 2023 and 2022, is unaudited but includes all normal and recurring adjustments unless indicated otherwise, which the Company considered necessary for fair presentation of its condensed consolidated and combined statements of operations and comprehensive loss. Certain prior period amounts in the condensed consolidated and combined financial statements have been reclassified to conform to the current period presentation.

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

The combined financial statements include all revenues, expenses, assets and liabilities directly associated with the business activity of Legacy OmniAb as well as an allocation of certain general and administrative expenses related to facilities, functions and services provided by Ligand. These corporate expenses have been allocated to Legacy OmniAb based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount or a percentage of total operating expenses or other measures that management believes are consistent and reasonable. See Note 3 – Relationship with Parent and Related Entities for additional discussion of these matters.

Ligand maintains various share-based compensation plans at a corporate level. Legacy OmniAb employees participated in those programs, and a portion of the compensation cost associated with those plans are included in Legacy OmniAb’s combined statements of operations and Parent company net investment. The amounts presented in the combined financial statements are not necessarily indicative of future awards and may not reflect the results that Legacy OmniAb would have experienced as a stand-alone entity. See Note 3 – Relationship with Parent and Related Entities for additional discussion of these matters.

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

Periods after the Separation

Following the Separation, the Company began accounting for its financial activities as an independent entity. The Company’s financial statements as of December 31, 2022 and June 30, 2023 and for the three and six months ended June 30, 2023 are based on the reported results of OmniAb as a standalone company. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts within the Company have been eliminated.

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

The Company expects to continue to incur losses as it invests in research and development activities to improve its technology and platform, market and sell its technologies to existing and new partners, add operational, financial and management information systems and personnel to support its operations and incur ongoing costs associated with operating as a public company. The Company’s ability to continue its operations is dependent upon its ability to generate cash flows from operations and potentially obtain additional capital in the future. The Company believes its existing cash, cash equivalents and marketable securities and the cash it expects to generate from operations will provide it the flexibility needed to meet operating, investing, and financing needs and support operations through at least the next 12 months.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents primarily consist of bank deposits, money market funds as well as U.S. government and agency securities. The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the condensed consolidated and combined balance sheets to the total of the amount presented in the condensed consolidated and combined statements of cash flows:

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$20,988	$33,390
Restricted cash included in other long-term assets	558	449
Total cash, cash equivalents and restricted cash presented in the condensed consolidated and combined statements of cash flows	$21,546	$33,839

Restricted cash relates to deposits for the Company’s property leases and is included in “Other long-term assets” in the condensed consolidated and combined balance sheets. The restriction will lapse when the related leases expire.

Short-term Investments

Short-term investments primarily consist of commercial paper, corporate debt securities, asset-backed securities and government and agency securities. The Company classifies short-term investments as “available-for-sale” as the sale of such investments may be required prior to maturity to implement management strategies. Therefore, the Company has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying condensed consolidated and combined balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive income as a component of stockholders’ equity until realized.

Accounts Receivable

Accounts receivable represents the amounts billed to the Company’s partners that are due unconditionally for services it has performed. The Company establishes an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance requires an estimation based upon historical loss experienced and adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include historical loss experience, delinquency trends, aging behavior of receivables, credit and liquidity quality indicators for industry groups, customer classes or individual customers and the current and expected future economic and market conditions.

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

The Company’s identifiable intangible assets are composed of acquired core technologies, licensed technologies, contractual relationships, customer relationships and trade names. Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over the assets’ respective estimated useful lives. The Company regularly performs reviews to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, the Company estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include market conditions, industry and economic trends, changes in regulations, clinical success, historical and forecasted financial results, significant changes in the ability of a particular asset to generate positive cash flows, and the pattern of utilization of a particular asset. The Company did not identify indicators of impairment for the finite-lived intangibles and other long-lived assets at June 30, 2023 and December 31, 2022.

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

The Company’s revenue is typically derived from license agreements with its partners and consists of: (i) upfront or annual payments for technology access (license revenue), (ii) payments for the performance of research services (service revenue), (iii) downstream payments in the form of preclinical, intellectual property, clinical, regulatory, and commercial milestones (milestone revenue) and (iv) royalties on net sales from partners’ product sales.

License fees are generally recognized at a point in time once the Company grants partners access to intellectual property rights. The Company generally satisfies its obligation to grant intellectual property rights on the effective date of the contract.

The Company recognizes service revenue for contracted R&D services performed for partners over time. The Company measures its progress using an input method based on the effort it expends or costs it incurs toward the satisfaction of its performance obligation. The Company estimates the amount of effort it expends, including the time it will take to complete the activities, or the costs it may incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that it multiplies by the transaction price to determine the amount of revenue recognized each period. This approach requires the Company to make estimates and use judgment. If estimates or judgments change over the course of the collaboration, they may affect the timing and amount of revenue recognized either positively or negatively in current and future periods.

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

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated and combined balance sheets. The Company generally receives payment at the point it satisfies its obligation or soon after. Any fees billed in advance of being earned are recorded as deferred revenue. During the three and six months ended June 30, 2023, the amount recognized as revenue that was previously deferred at March 31, 2023 and December 31, 2022, was $0.5 million and $3.2 million, respectively. During the three and six months ended June 30, 2022, the amount recognized as revenue that was previously deferred at March 31, 2022 and December 31, 2021 was $4.1 million and $6.2 million, respectively.

Disaggregation of Revenue

The disaggregated revenue categories are presented on the face of the condensed consolidated and combined statements of operations and comprehensive loss.

Research and Development Expenses

Research and development expenses consist of material, equipment, facilities and labor costs of scientific staff who are working pursuant to collaborative agreements and other research and development projects. Also included in research and development expenses are third-party costs incurred for research programs including in-licensing costs, and costs incurred by other research and development service vendors. The Company expenses these costs as they are incurred. When the Company makes payments for research and development services prior to the services being rendered, it records those amounts as prepaid expenses on its condensed consolidated and combined balance sheets and it expenses them as the services are provided.

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

Costs of $1.5 million and $3.3 million for the three and six months ended June 30, 2022, respectively, have been reflected in the general and administrative expenses in our combined statements of operations for our allocated share of Parent’s corporate overhead.

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

Equity-Based Incentive Plans

Certain of our employees participated in the former Parent’s equity-based incentive plans. Under the Ligand 2002 Stock Incentive Plan (the “2002 Plan”), employees, directors, managers and advisors were awarded share-based incentive awards in a number of forms, including nonqualified stock options. Under the 2002 Plan, employees could be awarded share-based incentive awards which included non-statutory stock options or incentive stock options, restricted stock units, performance stock units and other cash-based or share-based awards. Awards granted to employees under the incentive plans typically vested 1/8 on the six-month anniversary of the grant date, and 1/48 each month thereafter for 42 months. The Company measured share-based compensation for all share-based incentive awards at fair value on the grant date. Share-based compensation expense was generally recognized on a straight-line basis over the requisite service periods of the awards.

Compensation costs associated with the Company’s employees’ participation in the incentive plans were specifically identified for employees who exclusively supported the Company’s operations and were allocated to the Company as part of the cost allocations from the Company’s former Parent. Total costs charged to the Company related to its employees’ participation in the former Parent’s incentive plans, depending on the nature of the employee’s role in our operations, were $3.9 million ($2.3 million in research and development expenses and $1.6 million in general and administrative expenses) and $7.0 million ($4.2 million in research and development expenses and $2.8 million in general and administrative expenses) during the three and six months ended June 30, 2022, respectively.

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

On the Closing Date, the Company completed the issuance and sale of 1,500,000 shares of the Company’s common stock and 1,666,667 Forward Purchase Warrants to the Sponsor for an aggregate purchase price of $15.0 million (the “Forward Purchase”), pursuant to the amended and restated forward purchase agreement (the “A&R FPA”). Additionally, and also pursuant to the A&R FPA, on the Closing Date, the Company completed the sale of 8,672,934 shares of the Company’s common stock and 1,445,489 Backstop Warrants to the Sponsor for a purchase price of $10.00 per share and aggregate purchase price of $86.7 million in order to backstop shareholder redemptions which would have otherwise resulted in the cash proceeds available to OmniAb following the Business Combination from OmniAb’s trust account to be less than $100,000,000. Refer to Note 10 – Stockholders’ Equity, for additional information on the accounting for the Forward Purchase Warrants and Backstop Warrants.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, APAC was treated as the “acquired” company and OmniAb was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of OmniAb issuing stock for the net assets of APAC, accompanied by a recapitalization. The net assets of APAC are stated at historical cost, with no goodwill or other intangible assets recorded.

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

The Company uses the following three-level valuation hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial assets and liabilities:

•Level 1 — Observable inputs such as unadjusted quoted prices in active markets for identical instruments.
•Level 2 — Quoted prices for similar instruments in active markets or inputs that are observable for the asset or liability, either directly or indirectly.
•Level 3 — Significant unobservable inputs based on the Company’s assumptions.

Financial Instruments Measured on a Recurring Basis

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements as of June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$19,285	$—	$—	$19,285
Total cash equivalents	$19,285	$—	$—	$19,285

Short-term investments:
Government and agency securities	$36,955	$12,684	$—	$49,639
Corporate debt securities	—	1,989	—	1,989
Commercial paper	—	25,276	—	25,276
Asset-backed securities	—	5,257	—	5,257
Total short-term investments	$36,955	$45,206	$—	$82,161

Liabilities:
Current contingent liabilities	$—	$—	$2,810	$2,810
Long-term contingent liabilities	—	—	3,384	3,384
Total contingent liabilities	$—	$—	$6,194	$6,194

	Fair Value Measurements as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$26,056	$—	$—	$26,056
Government and agency securities	—	2,987	—	2,987
Corporate debt securities	—	1,510	—	1,510
Total cash equivalents	$26,056	$4,497	$—	$30,553

Short-term investments:
Government and agency securities	$29,951	$4,838	$—	$34,789
Corporate debt securities	—	1,983	—	1,983
Commercial paper	—	17,491	—	17,491
Asset-backed securities	—	612	—	612
Total short-term investments	$29,951	$24,924	$—	$54,875

Liabilities:
Current contingent liabilities	$—	$—	$4,022	$4,022
Long-term contingent liabilities	—	—	4,089	4,089
Total contingent liabilities	$—	$—	$8,111	$8,111

The carrying amounts reported in the Company’s condensed consolidated and combined balance sheets for accounts receivable, other assets, accounts payable and other accrued expenses and other current liabilities approximate fair value due to their relatively short periods to maturity.

Available-for-Sale Securities

The Company obtains the fair value of its Level 2 available-for-sale securities from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2023 or December 31, 2022. The Company has not transferred any investment securities between classification levels.

Contingent Liabilities

Contingent liabilities are measured at fair value each reporting period by using a probability weighted income approach.

A reconciliation of the Level 3 financial instruments as of June 30, 2023 and December 31, 2022 is as follows:

(in thousands)	Icagen(1)	Taurus(2)	xCella(2)	Total
Balance as of January 1, 2022	$7,364	$—	$—	$7,364
Payments to CVR holders	(2,025)	—	(1,440)	(3,465)
Fair value adjustments to contingent liabilities	(592)	1,600	3,204	4,212
Balance as of December 31, 2022	4,747	1,600	1,764	8,111
Payments to CVR holders	—	(1,600)	(1,200)	(2,800)
Fair value adjustments to contingent liabilities	(233)	—	1,116	883
Balance as of June 30, 2023	$4,514	$—	$1,680	$6,194
_____________
(1)Changes in the fair values of contingent liabilities in connection with the acquisition of Icagen are recognized in “Other operating expense (income), net” in the condensed consolidated and combined statements of operations and comprehensive loss and in the operating section of the statements of cash flows. Payments to CVR holders are disclosed in the financing section of the statements of cash flows.
(2)Changes in the fair values of contingent liabilities in connection with the acquisitions of Taurus and xCella are recognized in “Intangible assets, net” in the condensed consolidated and combined balance sheets. Payments to CVR holders are disclosed in the investing section of the statement of cash flows.

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

6. Short-Term Investments

The Company classifies short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. The following tables summarize short-term investments as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$49,680	$2	$(43)	$49,639
Commercial paper	25,276	—	—	25,276
Asset backed securities	5,259	13	(15)	5,257
Corporate debt securities	1,995	—	(6)	1,989
Total short-term investments	$82,210	$15	$(64)	$82,161

	As of December 31, 2022
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$34,781	$15	$(7)	$34,789
Commercial paper	17,491	—	—	17,491
Corporate debt securities	1,983	—	—	1,983
Asset-backed securities	611	1	—	612
Total short-term investments	$54,866	$16	$(7)	$54,875
The Company has classified all investments with maturity dates beyond three months at the date of purchase as short-term investments in the condensed consolidated and combined balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. The following table summarizes available-for-sale investments by maturity as of June 30, 2023:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$74,723	$74,680
Due after one year	7,487	7,481
Total short-term investments	$82,210	$82,161

The following table summarizes the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government and agency securities	18	$33,022	$(43)	—	$—	$—	18	$33,022	$(43)
Asset backed securities	3	3,536	(15)	—	—	—	3	3,536	(15)
Corporate debt securities	2	1,984	(6)	—	—	—	2	1,984	(6)
	23	$38,542	$(64)	—	$—	$—	23	$38,542	$(64)

	As of December 31, 2022
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government and agency securities	7	$13,667	$(7)	—	$—	$—	7	$13,667	$(7)
	7	$13,667	$(7)	—	$—	$—	7	$13,667	$(7)

The Company had certain available-for-sale debt securities in an unrealized loss position without an allowance for credit loss as of June 30, 2023. Unrealized losses on these debt securities have not been recognized into income for the following reasons: (1) risk of default is low due to the high credit quality of the issuers, (2) management does not intend to sell and it is likely that management will not be required to sell these securities prior to their anticipated recovery and (3) the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the securities, and the fair value is expected to recover as the investments approach maturity.

7. Balance Sheet Account Details

Property and Equipment, Net

Property and equipment, net, consisted of the following as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Leasehold improvements	$16,085	$16,085
Lab and office equipment	9,191	8,126
Computer equipment and software	641	641
Construction in progress	412	315
Property and equipment, at cost	26,329	25,167
Less accumulated depreciation	(7,103)	(5,188)
Total property and equipment, net	$19,226	$19,979

Depreciation expense, which is included in operating expense, was $1.0 million and $2.0 million during the three and six months ended June 30, 2023, respectively, and $0.6 million and $1.2 million during the three and six months ended June 30, 2022, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Compensation	$3,200	$4,101
Due to former parent	1,280	—
Royalties owed to third parties	119	739
Professional service fees	275	664
Other	55	53
Total accrued expenses and other current liabilities	$4,929	$5,557

8. Goodwill and Intangible Assets

The following is a summary of goodwill and intangible assets:

(in thousands)	June 30, 2023	December 31, 2022
Goodwill	$83,979	$83,979
Definite-lived intangible assets
Completed technology	232,807	231,379
Less: Accumulated amortization	(78,118)	(71,964)
Customer relationships	11,100	11,100
Less: Accumulated amortization	(3,868)	(3,273)
Intangible assets, net	$161,921	$167,242
Total goodwill and other identifiable intangible assets, net	$245,900	$251,221

Goodwill

There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2023 and 2022.

Intangible Assets

Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of up to 20 years and is reflected within depreciation and amortization expense on the condensed consolidated and combined statements of operations and comprehensive loss. Amortization expense was $3.4 million and $6.7 million during the three and six months ended June 30, 2023, respectively. Amortization expense was $3.1 million and $6.5 million for the three and six months ended June 30, 2022, respectively. For each of the three and six months ended June 30, 2023 and 2022, there was no impairment of intangible assets with finite lives.

The remaining weighted-average useful life of definite lived intangible assets is 12.4 years. At June 30, 2023, future amortization expense on intangible assets is estimated to be as follows (in thousands):

Maturity Dates	Amount
Remaining six months ended December 31, 2023	$6,797
2024	13,594
2025	13,474
2026	13,434
2027	13,434
Thereafter	101,188
Total future amortization expense	$161,921

9. Commitments and Contingencies

Lease Commitments

The Company’s corporate headquarters and research and development facilities are located in Emeryville and Dixon, California, where it leases approximately 39,000 square feet of space under leases expiring in 2032. The Company’s ion channel business leases approximately 31,000 square feet of research and development space in Durham, North Carolina and Tucson, Arizona, under leases that expire between 2026 and 2029.

The below tables provide supplemental cash flow and other information related to operating leases (in thousands, except for lease term and discount rate):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	$1,726	$1,197
Right-of-use assets obtained in exchange for lease obligations:	$328	$9,872

	As of June 30,
	2023	2022
Weighted average remaining lease term (in years)	8.2	9.0
Weighted average discount rate	4.3%	4.2%

In addition to base rent, certain of the Company’s operating leases require variable payments. These variable lease costs include amounts relating to common area maintenance and are expensed when the obligation for those payments is incurred and are recognized as operating expenses in the condensed consolidated and combined statements of operations. The following table summarizes the components of operating lease expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	795	1,189	1,576	2,038
Variable lease cost	345	352	680	548
Total lease costs	1,140	1,541	2,256	2,586

Future minimum lease commitments are as follows as of June 30, 2023 (in thousands):

Maturity Dates	Operating Leases
Remaining six months ended December 31, 2023	$1,611
2024	3,486
2025	3,772
2026	3,869
2027	3,970
Thereafter	15,271
Total lease payments	31,979
Less imputed interest	(5,462)
Present value of lease liabilities	$26,517

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

10. Stockholders' Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 1,100,000,000. The total amount of authorized capital stock consists of 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of June 30, 2023, no shares of preferred stock are issued or outstanding.

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

Earnout Shares

As of June 30, 2023, OmniAb Earnout Shares of 14,999,243 and Sponsor Earnout Shares of 1,293,299 are issued and outstanding. Earnout Shares vest based upon the achievement of certain volume-weighted average trading prices (“VWAP”) for shares of the Company for any 20 trading days over a consecutive 30 trading-day period during the five-year period following the Closing Date, with (i) 50% of such Earnout Shares vesting upon achievement of a VWAP of $12.50 per share of OmniAb Common Stock or upon the occurrence of a change of control transaction that will result in the holders of OmniAb Common Stock receiving a price per share in excess of $12.50, and (ii) the remaining 50% of the Earnout Shares vesting upon achievement of a VWAP of $15.00 per share of New OmniAb common stock or upon the occurrence of a change of control transaction that will result in the holders of New OmniAb Common Stock receiving a price per share in excess of $15.00. The Earnout Shares are not transferable until the vesting condition for the applicable tranche of Earnout Shares has been achieved. Prior to vesting, holders of Earnout Shares are entitled to exercise the voting rights carried by such shares and receive any dividends or other distributions in respect of such shares.

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

As of June 30, 2023, the aggregate number of shares of our common stock that may be issued under the 2022 Plan is 22,944,791 shares. In addition, the number of shares of our common stock available for issuance under the 2022 Plan will be annually increased on January 1 of each calendar year beginning in 2023 and ending in 2032 by an amount equal to the lesser of (i) a number equal to 5% of the fully-diluted shares on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as is determined by the Company's board of directors.

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

Share-Based Compensation Expense

The Company recognized share-based compensation expense by function as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$3,313	$2,254	$6,591	$4,164
General and administrative	3,216	1,594	5,993	2,830
Total share-based compensation expense	$6,529	$3,848	$12,584	$6,994

The Company recognized share-based compensation expense by award type as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock options	$4,026	$2,351	$7,595	$4,180
Restricted stock units	1,955	1,095	3,881	1,936
Employee share purchase plan	395	24	804	44
Performance restricted stock units	153	378	304	834
Total share-based compensation expense	$6,529	$3,848	$12,584	$6,994

Stock Options

Stock options granted under the 2022 Plan typically vest 1/8 on the six-month anniversary of the date of grant, and 1/48 each month thereafter for 42 months. All option awards generally expire 10 years from the date of grant.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted. The model assumptions include expected volatility, expected term, dividend yield, and the risk-free interest rate.

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
•Expected term: The expected term represents the period of time that options are expected to be outstanding. Because the Company has limited historical exercise behavior, it determines the expected life assumption using the simplified method which is an average of the contractual term of the option and its vesting period.
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

Following the Separation on November 1, 2022, the fair value of each option issued to employees was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.5%	—	3.6%	—
Expected volatility	50.1%	—	50.0%	—
Expected term (years)	6.1	0	6.1	0
Dividend yield	—%	—%	—%	—%

The following table summarizes stock option activity awarded to OmniAb employees and directors under the Company’s equity award plans:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)(1)
Outstanding at January 1, 2023	11,014,979	$7.51
Granted	4,150,130	$3.93
Exercised	(50,746)	$3.63
Cancelled/Expired	(274,047)	$6.33
Outstanding at June 30, 2023	14,840,316	$6.54	9.0	$12,436
Exercisable at June 30, 2023	3,030,208	$10.21	7.9	$959
_____________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for in the money options at June 30, 2023.

As of June 30, 2023, unrecognized share-based compensation expense related to OmniAb options was $31.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.54 years. As of June 30, 2023, unrecognized share-based compensation expense related to Ligand options was $3.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.81 years.

The aggregate intrinsic value of OmniAb options exercised by OmniAb employees during the six months ended June 30, 2023 was immaterial. Cash received from OmniAb options exercised by OmniAb employees during the six months ended June 30, 2023 was $0.2 million.

The aggregate intrinsic value of OmniAb options exercised by Ligand employees during the six months ended June 30, 2023 was $0.1 million. Cash received from OmniAb options exercised by Ligand employees during the six months ended June 30, 2023 was $0.6 million.

Restricted Stock Units

Restricted stock units (“RSUs”) are awards of nontransferable shares of common stock subject to certain vesting conditions and other restrictions. RSUs generally vest over three years. The fair value of restricted stock is determined by the closing market price on the grant date.

The following table summarizes RSU activity during the six months ended June 30, 2023 under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2023	859,229	$10.31
Granted	1,663,804	$3.70
Vested	(363,613)	$9.40
Forfeited	—	$—
Unvested balance at June 30, 2023	2,159,420	$5.37

As of June 30, 2023, unrecognized stock-based compensation expense related to OmniAb RSUs was $9.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.45 years. As of June 30, 2023, unrecognized stock-based compensation expense related to Ligand RSUs was $1.4 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.19 years.

The aggregate intrinsic value of OmniAb RSUs vested for OmniAb employees during the six months ended June 30, 2023 was $1.4 million. The aggregate intrinsic value of OmniAb RSUs vested for Ligand employees during the six months ended June 30, 2023 was $0.7 million.

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

The following table summarizes the PRSU activity during the six months ended June 30, 2023, under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2023	94,749	$16.11
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at June 30, 2023	94,749	$16.11

As of June 30, 2023, unrecognized share-based compensation expense related to OmniAb PRSUs was $0.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.51 years.

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

As of January 1, 2023, the aggregate number of shares of our common stock that may be issued pursuant to rights granted under the ESPP equals 2,910,291 shares of our common stock. In addition, on the first day of each calendar year beginning on January 1, 2023 and ending on (and including) January 1, 2032, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (i) 1% of the fully diluted shares outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by our board of directors.

As of June 30, 2023, there was $1.0 million of unrecognized share-based compensation expense associated with the ESPP, which is expected to be recognized over a remaining weighted-average period of 1.03 years.

During the six months ended June 30, 2023, there were 317,167 shares issued pursuant to the ESPP.

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

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The Company’s effective tax rate for the three and six months ended June 30, 2023 was 18.9% and 17.7%, respectively. The variance from the U.S. federal statutory tax rate of 21.0% for the three and six months ended June 30, 2023 was primarily due to the benefit related to tax credits, the tax impact of stock award activities, and the valuation allowance established on state attributes in the current period. The Company’s effective tax rate for the three and six months ended June 30, 2022 was 18.2% and 20.4%, respectively. The variance from the U.S. federal statutory tax rate of 21.0% for the three and six months ended June 30, 2022 was primarily due to the benefit related to tax credits, repricing of state tax deferrals, the tax impact of stock award activities and the valuation allowance established on state attributes in the current period.

The Company has considered the realizability of the deferred tax assets and recorded a valuation allowance as necessary for the amount of deferred tax assets which are not more likely than not to be realized as of June 30, 2023.

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

The following table outlines the basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net loss	$(14,728)	$(10,276)	$(20,828)	$(16,558)
Weighted-average shares outstanding, basic and diluted	99,493	82,612	99,326	82,612
Net loss per share, basic and diluted	$(0.15)	$(0.12)	$(0.21)	$(0.20)

The following table outlines dilutive common share equivalents outstanding, which are excluded in the above diluted net loss per share calculation, as the effect of their inclusion would be anti-dilutive, or the share equivalents were contingently issuable as of each period presented:

	June 30,
	2023	2022
Options to purchase common stock issued and outstanding(1)	21,389,612	—
Earnout shares	16,292,542	—
Avista private placement warrants	8,233,333	—
Avista public warrants	7,666,667	—
Restricted stock units issued and outstanding(1)	2,389,043	—
Shares expected to be purchased under employee stock purchase plan	1,836,123	—
Forward purchase warrants	1,666,667	—
Backstop warrants	1,445,489	—
Total anti-dilutive shares	60,919,476	—
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

Our OmniAb technology platform creates and screens diverse antibody repertoires and is designed to quickly identify optimal antibodies for our partners’ drug development efforts. We harness the power of Biological Intelligence™, which we built into our proprietary transgenic animals and paired with our high-throughput screening technologies to enable the discovery of high-quality, fully-human antibody therapeutic candidates. We believe these antibodies are high quality because they are naturally optimized in our proprietary host systems for affinity, specificity, developability and functional performance. Our partners have access to these antibody candidates that are based on unmatched biological diversity and optimized through integration across a full range of technologies, including antigen design, transgenic animals, deep screening and characterization. We provide our partners both integrated end-to-end capabilities and highly customizable offerings, which address critical industry challenges and provide optimized antibody discovery solutions. As of June 30, 2023, we had 74 active partners with 305 active programs using the OmniAb technology, including 25 OmniAb-derived antibodies in clinical development by our partners, one under regulatory review, and three approved products of our partners: (i) teclistamab, which received accelerated approval in the U.S. for adult patients with relapsed or refractory multiple myeloma who have received at least four prior lines of therapy, including a proteasome inhibitor, an immunomodulatory agent, and an anti-CD38 monoclonal antibody, and conditional marketing authorization in Europe as monotherapy for the treatment of adult patients with relapsed and refractory multiple myeloma, (ii) zimberelimab, which was approved in China for the treatment of recurrent or refractory classical Hodgkin’s lymphoma, and (iii) sugemalimab, which was approved in China for the first-line treatment of metastatic (stage IV) non-small cell lung cancer in combination with chemotherapy, as well as for patients with unresectable stage III non-small cell lung cancer whose disease has not progressed following concurrent or sequential platinum-based chemoradiotherapy, .

At the heart of the OmniAb platform is the Biological Intelligence of our proprietary transgenic animals, including OmniRat®, OmniChicken® and OmniMouse® that have been genetically modified to generate antibodies with human sequences to facilitate development of human therapeutic candidates. OmniFlic® and OmniClic® are common light-chain rats and chickens, respectively, designed to facilitate the production of bispecific antibodies. OmniTaur™ provides cow-inspired antibodies with unique structural characteristics for challenging targets. In May 2023, we announced the launch of OmniDeep™, a suite of in silico tools for therapeutic discovery and optimization that are woven throughout our various technologies and capabilities. OmniDeep is designed to facilitate rapid identification of candidates with the right affinity, specificity and developability profiles intended to make drug development more effective and efficiency.

We partner with numerous pharmaceutical and biotechnology companies, varying in size, clinical stage, geography and therapeutic focus. Our license agreements are negotiated separately for each discovery partner, and as a result, the financial terms and contractual provisions vary from agreement to agreement. We structure our license agreements with partners to typically include: (i) upfront or annual payments for technology access (license revenue); and (ii) payments for the performance of research services (service revenue); (iii) downstream payments in the form of preclinical, intellectual property, clinical, regulatory, and commercial milestones (milestone revenue); and (iv) royalties on net sales of our partners’ products. We succeed when our partners are successful and our agreements are structured to align economic and scientific interests. Our typical royalty rates for antibody discovery contracts are currently in the low- to mid-single digits, and can vary depending on the other economic terms in the agreement. Our future success and the potential to receive these payments are entirely dependent on our partners’ efforts over which we have no control. If our partners determine not to proceed with the future development of a drug candidate, we will not receive any future payments related to that program. Additionally, unless publicly disclosed by our partners, we do not have access to information related to our partners’ clinical trial results, including serious adverse events, or ongoing communications with regulatory agencies regarding our partners’ current clinical programs, which limits our visibility into how such programs may be progressing.

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

Following the Separation, we began accounting for our financial activities as an independent entity. Our financial statements as of December 31, 2022 and June 30, 2023 and for the three and six months ended June 30, 2023 are based on the reported results of OmniAb as a standalone company. The accompanying condensed consolidated and combined financial statements include the accounts of OmniAb and its wholly owned subsidiaries. All intercompany transactions and accounts within OmniAb have been eliminated.

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

Metric	June 30, 2023	December 31, 2022	% Change
Active partners	74	69	7%
Active programs	305	291	5%
Active clinical programs	29	26	12%
Approved products	3	3	—%

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

Active clinical programs represents the number of unique programs for which an Investigational New Drug Application or equivalent under other regulatory regimes has been filed based on an OmniAb-derived antibody and which are in clinical development by our partners and we continue to count programs as active as long as they are actively being developed, under regulatory review or commercialized. Where the date of such application is not known to us, we use the official start date from clinical trial registries for the purpose of calculating this metric. This number includes approved products separately disclosed below. We view this metric as an indication of our near- and mid-term potential revenue from milestone fees and potential royalty payments in the long term.

Approved products represents an OmniAb-derived antibody for which our partner has received marketing approval. We view this metric as an indication of our near- and mid-term potential revenue from royalty payments.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	Change	% Change
License and milestone revenue	$4,330	$2,325	$2,005	86%
Service revenue	2,451	4,735	(2,284)	(48)%
Royalty revenue	165	139	26	19%
Total revenues	$6,946	$7,199	$(253)	(4)%

•License and milestone revenue increased primarily due to the recognition of milestones related to the start of pivotal studies in two additional indications for batoclimab.
•Service revenue declined as a result of the completion of work on certain ion channel programs and a one-time adjustment related to the extension of one of our programs with GSK, partially offset by the recognition of a portion of a research progression milestone achieved in the three months ended June 30, 2023.

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change	% Change
License and milestone revenue	$16,976	$6,426	$10,550	164%
Service revenue	6,409	9,994	(3,585)	(36)%
Royalty revenue	480	402	78	19%
Total revenues	$23,865	$16,822	$7,043	42%

•License and milestone revenue increased primarily due to the recognition of a $10.0 million milestone related to the first commercial sale of teclistamab in the E.U. and milestones related to the start of pivotal studies in two additional indications for batoclimab, partially offset by decreases in license and milestone revenue from other programs.
•Service revenue declined as a result of the completion of work on certain ion channel programs and a one-time adjustment related to the extension of one of our programs with GSK, partially offset by the recognition of a portion of a research progression milestone achieved in the six months ended June 30, 2023.

Operating Costs and Expenses

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	Change	% Change
Research and development	$14,133	$11,484	$2,649	23%
General and administrative	8,738	5,003	3,735	75%
Amortization of intangibles	3,380	3,113	267	9%
Other operating expense (income), net	140	165	(25)	(15)%
Total operating expenses	$26,391	$19,765	$6,626	34%

•Research and development expenses increased primarily due to increased personnel costs and rent expense for newly leased facilities as we invested in the growth and development of our business.
•General and administrative expenses increased primarily due to personnel-related costs and costs associated with our obligations as a public company.

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change	% Change
Research and development	$27,892	$22,256	$5,636	25%
General and administrative	16,933	9,115	7,818	86%
Amortization of intangibles	6,749	6,518	231	4%
Other operating expense (income), net	189	(278)	467	(168)%
Total operating expenses	$51,763	$37,611	$14,152	38%

•Research and development expenses increased primarily due to increased personnel costs and rent expense for newly leased facilities as we invested in the growth and development of our business.
•General and administrative expenses increased primarily due to personnel-related costs and costs associated with our obligations as a public company.
•The change in other operating expense (income), net was primarily due to fair value adjustments to contingent earnout liabilities and increases in royalty expense associated with higher revenue.

Other income

Other income during the three and six months ended June 30, 2023 related to interest earned on short-term investments. There was no other income during the three and six months ended June 30, 2022.

Income tax benefit

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	Change	% Change
Loss before income tax benefit	$(18,164)	$(12,566)	$(5,598)	45%
Income tax benefit	3,436	2,290	1,146	50%
Net loss	$(14,728)	$(10,276)	$(4,452)	43%
Effective Tax Rate	(18.9)%	(18.2)%

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change	% Change
Loss before income tax benefit	$(25,293)	$(20,789)	$(4,504)	22%
Income tax benefit	4,465	4,231	234	6%
Net loss	$(20,828)	$(16,558)	$(4,270)	26%
Effective Tax Rate	(17.7)%	(20.4)%

Our effective tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions. The tax rate is also affected by discrete items that may occur in any given year but are not consistent from year to year.

Our effective tax rate for the three and six months ended June 30, 2023 differed from the federal statutory tax rate of 21.0% due to share-based compensation expense that is not tax deductible and an increase to our valuation allowance recorded against deferred tax assets, partially offset by the tax benefit from research and development tax credits. Our effective tax rate for the three and six months ended June 30, 2022 differed from the federal statutory tax rate of 21.0% due to share-based compensation expense that is not tax deductible, an increase to our valuation allowance recorded against deferred tax assets, and repricing of state tax deferrals, partially offset by the tax benefit of research and development tax credits.

Liquidity and Capital Resources
Prior to November 1, 2022, funding from Ligand was our primary source of liquidity. On November 1, 2022, with the closing of the Business Combination, we were capitalized with $95.8 million in net cash. As of June 30, 2023, our cash, cash equivalents and short-term investments were $103.1 million. We believe our cash, cash equivalents and short-term investments and the cash we expect to generate from operations will provide us the flexibility we need to meet operating, investing, and financing needs and support our operations through at least the next 12 months.

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
•the impact of pandemics or epidemic diseases on global social, political and economic conditions;
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

Additionally, we may receive up to $218.6 million from the exercise of the Warrants, assuming the exercise in full of all the Warrants for cash, but not from the sale of the shares of our common stock issuable upon such exercise. As of the date of this report, our Warrants are “out-of-the money,” which means that the trading price of the shares of our common stock underlying our Warrants is below the $11.50 exercise price of the Warrants. For so long as the Warrants remain “out-of-the money,” we do not expect warrant holders to exercise their Warrants. Therefore, any cash proceeds that we may receive in relation to the exercise of such securities will be dependent on the trading price of our common stock. If the market price for our common stock is less than the exercise price of the Warrants, warrant holders will be unlikely to exercise such securities. We expect to use the net proceeds from the exercise of the Warrants, if any, for general corporate and working capital purposes, although we believe we can fund our operations with cash on hand.

Cash Flow Summary

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change
Net cash provided by (used in):
Operating activities	$17,666	$7,788	$9,878
Investing activities	(29,392)	(8,237)	(21,155)
Financing activities	$(567)	$449	$(1,016)

Cash from Operating Activities:

During the six months ended June 30, 2023, cash provided by operating activities of $17.7 million primarily reflected changes in our operating assets and liabilities in the amount of $22.3 million, net non-cash charges of $16.2 million which primarily included $12.6 million in share-based compensation, and $9.7 million in depreciation and amortization, partially offset by our net loss of $20.8 million, $4.2 million of deferred income taxes, net and $1.8 million of amortization of discounts on short-term investments, net.

During the six months ended June 30, 2022, cash provided by operating activities of $7.8 million primarily reflected changes in our operating assets and liabilities in the amount of $13.1 million, net non-cash charges of $11.2 million which primarily included $7.0 million in share-based compensation, and $8.9 million in depreciation and amortization, partially offset by our net loss of $16.6 million and $4.5 million of deferred income taxes, net.

Cash from Investing Activities:

During the six months ended June 30, 2023, cash used in investing activities of $29.4 million primarily consisted of $56.2 million of cash used to purchase short-term investments and $2.8 million of payments to contingent liabilities holders, partially offset by $30.0 million of proceeds from the maturity of short-term investments.

During the six months ended June 30, 2022, cash used in investing activities of $8.2 million primarily consisted of property and equipment purchases.

Cash from Financing Activities:

As Ligand managed our cash and financing arrangements prior to the completion of the Separation, all excess cash generated through earnings was deemed remitted to Ligand and all sources of cash were deemed funded by Ligand.

During the six months ended June 30, 2023, cash used by financing activities was $0.6 million which primarily consisted of $0.9 million of taxes paid related to the net share settlement of equity awards and $0.5 million of transaction costs, partially offset by $0.8 million of proceeds from the issuance of common stock from stock plans.

During the six months ended June 30, 2022, cash provided by financing activities was $0.4 million which primarily consisted of a $2.2 million net transfer from Ligand, partially offset by $1.5 million of payments to contingent liabilities holders.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report.

Recent Accounting Pronouncements

For the summary of recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to our financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2023, there were no material changes to our market risks from the discussion provided in Item 7A of our 2022 Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act)

as of June 30, 2023, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 7, 2023, we notified the Nasdaq Stock Market (“Nasdaq”) that due to the recent passing of Sunil Patel, a member of our board of directors, we were no longer in compliance with the audit and compensation committee composition requirements of Nasdaq Rules 5605(c)(2)(A) and 5605(d)(2), respectively. In our notification to Nasdaq, we confirmed that we will be relying on the permissible cure periods specified in Nasdaq Rules 5605(c)(4)(B) and 5605(d)(4) with respect to the composition of the audit and human capital management and compensation committees of our board of directors, respectively, which generally permit us to cure such deficiencies by the earlier of our next annual shareholders meeting or one year from the occurrence of the event that caused the failure to comply with the requirement. In addition, with respect to our human capital management and compensation committee, we are also currently relying on permitted phase-in rules which require that such committee be comprised solely of independent directors within one year of the completion of our Business Combination, or November 2023. We intend to add additional independent, board members to our audit and human capital management and compensation committees to regain compliance with and meet the required Nasdaq board committee composition requirements within the required timeframes.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1+	Agreement and Plan of Merger, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Orwell Merger Sub Inc., Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	2.1
2.2+	Separation and Distribution Agreement, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	2.2
3.1	Certificate of Incorporation of the Registrant	10-K	001-40720	March 30, 2023	3.1
3.2	Bylaws of the Registrant	8-K	001-40720	November 7, 2022	3.2
4.1	Warrant Agreement, dated August 9, 2021, between Avista Public Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40720	August 12, 2021	4.1
4.2	Assignment, Assumption and Amendment Agreement, dated November 1, 2022, by and among OmniAb, Inc., Continental Stock Transfer & Trust Company and Computershare Trust Company, N.A.	8-K	001-40720	November 7, 2022	4.2
4.3	Specimen Warrant Certificate	S-1/A	333-257177	July 28, 2021	4.3
4.4	Specimen Common Stock Certificate of OmniAb, Inc.	S-4	333-264525	September 27, 2022	4.5
10.1#	OmniAb, Inc. Director Compensation and Stock Ownership Policy (as amended and restated effective June 1, 2023)					X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

Date:	August 10, 2023	By:	/s/ Kurt Gustafson
Kurt Gustafson
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)