Form 10-Q
period 2023-09-30
OmniAb, Inc.
filed 2023-11-09
CIK 1846253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2023, the registrant had 116,238,186 shares of common stock outstanding.

Part I – Financial Information
Item 1. Condensed Consolidated and Combined Financial Statements
OMNIAB, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,245	$33,390
Short-term investments	75,383	54,875
Accounts receivable, net	6,137	30,290
Prepaid expenses and other current assets	4,083	6,395
Total current assets	106,848	124,950
Intangible assets, net	158,773	167,242
Goodwill	83,979	83,979
Property and equipment, net	18,514	19,979
Operating lease right-of-use assets	20,400	21,483
Other long-term assets	3,194	3,579
Total assets	$391,708	$421,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,501	$2,971
Accrued expenses and other current liabilities	6,517	5,557
Income tax payable	3,455	3,485
Current contingent liabilities	1,753	4,022
Current deferred revenue	7,382	8,207
Current operating lease liabilities	3,452	1,780
Total current liabilities	25,060	26,022
Long-term contingent liabilities	3,519	4,089
Deferred income taxes, net	13,874	21,341
Long-term operating lease liabilities	22,724	24,016
Long-term deferred revenue	1,946	4,325
Other long-term liabilities	36	46
Total liabilities	67,159	79,839
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2023 and December 31, 2022; 116,231,999 and 115,218,229 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	349,900	330,100
Accumulated other comprehensive (loss) income	(49)	9
(Accumulated deficit) Retained earnings	(25,314)	11,252
Total stockholders’ equity	324,549	341,373
Total liabilities and stockholders’ equity	$391,708	$421,212

See accompanying notes to unaudited condensed consolidated and combined financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
License and milestone revenue	$2,010	$1,400	$18,986	$7,826
Service revenue	3,016	4,928	9,425	14,922
Royalty revenue	451	582	931	984
Total revenues	5,477	6,910	29,342	23,732
Operating expenses:
Research and development	13,867	13,189	41,759	35,445
General and administrative	8,511	5,582	25,444	14,697
Amortization of intangibles	3,398	3,256	10,147	9,774
Other operating expense (income), net	16	(208)	205	(486)
Total operating expenses	25,792	21,819	77,555	59,430
Loss from operations	(20,315)	(14,909)	(48,213)	(35,698)
Other income:
Interest income	1,265	—	3,874	—
Other income, net	8	—	4	—
Total other income, net	1,273	—	3,878	—
Loss before income taxes	(19,042)	(14,909)	(44,335)	(35,698)
Income tax benefit	3,304	2,313	7,769	6,544
Net loss	$(15,738)	$(12,596)	$(36,566)	$(29,154)

Net loss per share, basic and diluted	$(0.16)	$(0.15)	$(0.37)	$(0.35)
Weighted-average shares outstanding, basic and diluted	99,905	82,612	99,521	82,612

Net loss	$(15,738)	$(12,596)	$(36,566)	$(29,154)
Unrealized net loss on available-for-sale securities	—	—	(58)	—
Comprehensive loss	$(15,738)	$(12,596)	$(36,624)	$(29,154)

See accompanying notes to unaudited condensed consolidated and combined financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Parent company net investment	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2023	115,218,229	$12	$330,100	$9	$11,252	$—	$341,373
Net loss	—	—	—	—	(6,100)	—	(6,100)
Share-based compensation	—	—	6,055	—	—	—	6,055
Issuance of common stock under employee stock compensation plans, net of tax	366,291	—	(524)	—	—	—	(524)
Unrealized net loss on available-for-sale securities	—	—	—	(2)	—	—	(2)
Balance at March 31, 2023	115,584,520	12	335,631	7	5,152	—	340,802
Net loss	—	—	—	—	(14,728)	—	(14,728)
Share-based compensation	—	—	6,529	—	—	—	6,529
Issuance of common stock under employee stock compensation plans, net of tax	567,196	—	1,259	—	—	—	1,259
Unrealized net loss on available-for-sale securities	—	—	—	(56)	—	—	(56)
Balance at June 30, 2023	116,151,716	$12	$343,419	$(49)	$(9,576)	$—	$333,806
Net loss	—	—	—	—	(15,738)	—	(15,738)
Share-based compensation	—	—	6,310	—	—	—	6,310
Issuance of common stock under employee stock compensation plans, net of tax	80,283	—	171	—	—	—	171
Balance at September 30, 2023	116,231,999	$12	$349,900	$(49)	$(25,314)	$—	$324,549

Balance at January 1, 2022	—	$—	$—	$—	$—	$234,307	$234,307
Net loss	—	—	—	—	—	(6,282)	(6,282)
Parent allocation of share-based compensation	—	—	—	—	—	3,146	3,146
Net transfers to parent company	—	—	—	—	—	(6,250)	(6,250)
Balance at March 31, 2022	—	—	—	—	—	224,921	224,921
Net loss	—	—	—	—	—	(10,276)	(10,276)
Parent allocation of share-based compensation	—	—	—	—	—	3,848	3,848
Net transfers from parent company	—	—	—	—	—	8,450	8,450
Balance at June 30, 2022	—	$—	$—	$—	$—	$226,943	$226,943
Net loss	—	—	—	—	—	(12,596)	(12,596)
Parent allocation of share-based compensation	—	—	—	—	—	5,279	5,279
Net transfers from parent company	—	—	—	—	—	13,084	13,084
Balance at September 30, 2022	—	$—	$—	$—	$—	$232,710	$232,710

See accompanying notes to unaudited condensed consolidated and combined financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(36,566)	$(29,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,563	13,429
Share-based compensation	18,894	12,273
Amortization of discounts on short-term investments, net	(2,651)	—
Deferred income taxes, net	(7,467)	(6,840)
Change in estimated fair value of contingent liabilities	(275)	(487)
Other operating activities	90	(133)
Changes in operating assets and liabilities, net:
Accounts receivable, net	24,911	17,610
Prepaid expenses and other current assets	2,312	(817)
Other long-term assets	(134)	1,755
Accounts payable, accrued expenses, and other liabilities	1,446	432
Operating lease liabilities	380	1,872
Deferred revenue	(4,035)	(6,384)
Net cash provided by operating activities	11,468	3,556
Investing activities:
Purchases of short-term investments	(86,885)	—
Proceeds from the maturity of short-term investments	66,250	—
Purchases of property and equipment	(1,537)	(12,152)
Payments to contingent liabilities holders	(3,640)	(960)
Proceeds from sale of short-term investments	2,706	—
Net cash used in investing activities	(23,106)	(13,112)
Financing activities:
Payments to contingent liabilities holders	—	(1,545)
Proceeds from issuance of common stock from stock plans	990	—
Taxes paid related to net share settlement of equity awards	(914)	—
Payment of transaction costs	(472)	(4,183)
Net transfer from parent	—	15,284
Net cash (used in) provided by financing activities	(396)	9,556
Net change in cash, cash equivalents and restricted cash	(12,034)	—
Cash, cash equivalents and restricted cash at beginning of period	33,839	—
Cash, cash equivalents and restricted cash at end of period	$21,805	$—
Supplemental cash flow information:
Deferred revenue recorded in accounts receivable	$831	$1,063
Supplemental non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$28	$3,561
Intangible additions recorded in contingent liabilities	$1,376	$1,440

See accompanying notes to unaudited condensed consolidated and combined financial statements.

OMNIAB, INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

Separation and Business Combination

On November 1, 2022 (the “Closing Date”), OmniAb, Inc. (“OmniAb®” or the “Company,” formerly known as Avista Public Acquisition Corp. II (“APAC”)), Ligand Pharmaceuticals Incorporated, a Delaware corporation (“Ligand” or the “Parent”), OmniAb Operations, Inc., a Delaware corporation and wholly-owned subsidiary of Ligand (“Legacy OmniAb”, formerly known as OmniAb, Inc. and, together with Ligand, collectively, the “Companies”), and Orwell Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of APAC (“Merger Sub”), consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 23, 2022.

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

Basis of Presentation

The Company’s accompanying condensed consolidated and combined financial statements have been prepared in accordance with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The financial information for the three and nine months ended September 30, 2023 and 2022, is unaudited but includes all normal and recurring adjustments unless indicated otherwise, which the Company considered necessary for fair presentation of its condensed consolidated and combined statements of operations and comprehensive loss. Certain prior period amounts in the condensed consolidated and combined financial statements have been reclassified to conform to the current period presentation.

Periods prior to Separation

The accompanying combined financial statements for periods prior to the Separation have been prepared on a standalone basis and are derived from Ligand’s consolidated financial statement accounting records. The operations comprising Legacy OmniAb were in various legal entities wholly owned by Ligand. Accordingly, Ligand’s net investment in these operations is shown in lieu of stockholder’s equity in the combined financial statements.

Legacy OmniAb comprised certain standalone legal entities for which discrete financial information was available. As Ligand recorded transactions at the legal entity level, allocation methodologies were applied to certain accounts to allocate amounts to Legacy OmniAb, as discussed further below.

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

The combined financial statements include all revenues, expenses, assets and liabilities directly associated with the business activity of Legacy OmniAb as well as an allocation of certain general and administrative expenses related to facilities, functions and services provided by Ligand. These corporate expenses have been allocated to Legacy OmniAb based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount or a percentage of total operating expenses or other measures that management believes are consistent and reasonable. See Note 3 – Relationship with Former Parent and Related Entities for additional discussion of these matters.

Ligand maintains various share-based compensation plans at a corporate level. Legacy OmniAb employees participated in those programs, and a portion of the compensation cost associated with those plans are included in Legacy OmniAb’s combined statements of operations and Parent company net investment. The amounts presented in the combined financial statements are not necessarily indicative of future awards and may not reflect the results that Legacy OmniAb would have experienced as a standalone entity. See Note 3 – Relationship with Former Parent and Related Entities for additional discussion of these matters.

All of the allocations and estimates in the combined financial statements are based on assumptions that management believes are reasonable. However, the combined financial statements included herein may not be indicative of the financial position, results of operations and cash flows of Legacy OmniAb in the future or if Legacy OmniAb had been a separate, standalone publicly traded entity during the periods presented.

Periods after the Separation

Following the Separation, the Company began accounting for its financial activities as an independent entity. The Company’s financial statements as of December 31, 2022 and September 30, 2023 and for the three and nine months ended September 30, 2023 are based on the reported results of OmniAb as a standalone company. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts within the Company have been eliminated.

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

(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$21,245	$33,390
Restricted cash included in other long-term assets	560	449
Total cash, cash equivalents and restricted cash presented in the condensed consolidated and combined statements of cash flows	$21,805	$33,839

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

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. During the goodwill impairment review, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than the carrying amount, including goodwill. The Company operates in one reporting unit. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, the overall financial performance, and events affecting the reporting unit. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the quantitative assessment. The Company will then evaluate goodwill for impairment by comparing the estimated fair value of the reporting unit to its carrying value, including the associated goodwill. To determine the fair value, the Company generally uses a combination of market approach based on OmniAb and comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. The Company’s cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative assessment for the goodwill impairment test. The Company performed the annual assessment for goodwill impairment during the fourth quarter of 2022, noting no impairment indicators under the qualitative assessment.

The Company’s identifiable intangible assets are composed of acquired core technologies, licensed technologies, contractual relationships, customer relationships and trade names. Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over the assets’ respective estimated useful lives. The Company regularly performs reviews to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, the Company estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include market conditions, industry and economic trends, changes in regulations, clinical success, historical and forecasted financial results, significant changes in the ability of a particular asset to generate positive cash flows, and the pattern of utilization of a particular asset. The Company did not identify indicators of impairment for the finite-lived intangibles and other long-lived assets at September 30, 2023 and December 31, 2022.

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

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated and combined balance sheets. The Company generally receives payment at the point it satisfies its obligation or soon after. Any fees billed in advance of being earned are recorded as deferred revenue. During the three and nine months ended September 30, 2023, the amount recognized as revenue that was previously deferred at June 30, 2023 and December 31, 2022, was $2.3 million and $4.8 million, respectively. During the three and nine months ended September 30, 2022, the amount recognized as revenue that was previously deferred at June 30, 2022 and December 31, 2021 was $4.0 million and $9.9 million, respectively.

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

3. Relationship with Former Parent and Related Entities

Prior to the Separation, the OmniAb business was managed and operated in the normal course of business consistent with other affiliates of the Parent. Accordingly, certain shared costs were allocated to the Company and reflected as expenses in the combined financial statements. Management considered the allocation methodologies used to be reasonable and appropriate reflections of the historical Parent expenses attributable to OmniAb for purposes of the standalone financial statements. However, the expenses reflected in the combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if OmniAb historically operated as a separate, standalone entity. In addition, the expenses reflected in the combined financial statements may not be indicative of related expenses that will be incurred in the future by OmniAb.

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

Costs of $1.6 million and $4.9 million for the three and nine months ended September 30, 2022, respectively, have been reflected in the general and administrative expenses in our combined statements of operations for our allocated share of Parent’s corporate overhead.

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

Compensation costs associated with the Company’s employees’ participation in the incentive plans were specifically identified for employees who exclusively supported the Company’s operations and were allocated to the Company as part of the cost allocations from the Company’s former Parent. Total costs charged to the Company related to its employees’ participation in the former Parent’s incentive plans, depending on the nature of the employee’s role in our operations, were $5.3 million ($3.1 million in research and development expenses and $2.2 million in general and administrative expenses) and $12.3 million ($7.3 million in research and development expenses and $5.0 million in general and administrative expenses) during the three and nine months ended September 30, 2022, respectively.

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

Financial Instruments Measured on a Recurring Basis

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	Fair Value Measurements as of September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$16,696	$—	$—	$16,696
Total cash equivalents	$16,696	$—	$—	$16,696

Short-term investments:
Government and agency securities	$52,627	$10,050	$—	$62,677
Corporate debt securities	—	2,015	—	2,015
Commercial paper	—	7,472	—	7,472
Asset-backed securities	—	3,219	—	3,219
Total short-term investments	$52,627	$22,756	$—	$75,383

Liabilities:
Current contingent liabilities	$—	$—	$1,753	$1,753
Long-term contingent liabilities	—	—	3,519	3,519
Total contingent liabilities	$—	$—	$5,272	$5,272

	Fair Value Measurements as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$26,056	$—	$—	$26,056
Government and agency securities	—	2,987	—	2,987
Corporate debt securities	—	1,510	—	1,510
Total cash equivalents	$26,056	$4,497	$—	$30,553

Short-term investments:
Government and agency securities	$29,951	$4,838	$—	$34,789
Corporate debt securities	—	1,983	—	1,983
Commercial paper	—	17,491	—	17,491
Asset-backed securities	—	612	—	612
Total short-term investments	$29,951	$24,924	$—	$54,875

Liabilities:
Current contingent liabilities	$—	$—	$4,022	$4,022
Long-term contingent liabilities	—	—	4,089	4,089
Total contingent liabilities	$—	$—	$8,111	$8,111

The carrying amounts reported in the Company’s condensed consolidated and combined balance sheets for accounts receivable, other assets, accounts payable and other accrued expenses and other current liabilities approximate fair value due to their relatively short periods to maturity.

Available-for-Sale Securities

The Company obtains the fair value of its Level 2 available-for-sale securities from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2023 or December 31, 2022. The Company has not transferred any investment securities between classification levels.

Contingent Liabilities

Contingent liabilities are measured at fair value each reporting period by using a probability weighted income approach.

A reconciliation of the Level 3 financial instruments as of September 30, 2023 and December 31, 2022 is as follows:

(in thousands)	Icagen(1)	Taurus(2)	xCella(2)	Total
Balance as of January 1, 2022	$7,364	$—	$—	$7,364
Payments to CVR holders	(2,025)	—	(1,440)	(3,465)
Fair value adjustments to contingent liabilities	(592)	1,600	3,204	4,212
Balance as of December 31, 2022	4,747	1,600	1,764	8,111
Payments to CVR holders	(300)	(1,600)	(2,040)	(3,940)
Fair value adjustments to contingent liabilities	(275)	300	1,076	1,101
Balance as of September 30, 2023	$4,172	$300	$800	$5,272
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

6. Short-Term Investments

The Company classifies short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. The following tables summarize short-term investments as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$62,709	$1	$(33)	$62,677
Commercial paper	7,472	—	—	7,472
Asset backed securities	3,231	—	(12)	3,219
Corporate debt securities	2,020	—	(5)	2,015
Total short-term investments	$75,432	$1	$(50)	$75,383

	As of December 31, 2022
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$34,781	$15	$(7)	$34,789
Commercial paper	17,491	—	—	17,491
Corporate debt securities	1,983	—	—	1,983
Asset-backed securities	611	1	—	612
Total short-term investments	$54,866	$16	$(7)	$54,875
The Company has classified all investments with maturity dates beyond three months at the date of purchase as short-term investments in the condensed consolidated and combined balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. The following table summarizes available-for-sale investments by maturity as of September 30, 2023:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$72,239	$72,202
Due after one year through five years	3,193	3,181
Total short-term investments	$75,432	$75,383

The following table summarizes the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government and agency securities	23	$45,862	$(33)	—	$—	$—	23	$45,862	$(33)
Asset backed securities	4	3,214	(12)	—	—	—	4	3,214	(12)
Corporate debt securities	2	1,991	(5)	—	—	—	2	1,991	(5)
	29	$51,067	$(50)	—	$—	$—	29	$51,067	$(50)

	As of December 31, 2022
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government and agency securities	7	$13,667	$(7)	—	$—	$—	7	$13,667	$(7)
	7	$13,667	$(7)	—	$—	$—	7	$13,667	$(7)

The Company had certain available-for-sale debt securities in an unrealized loss position without an allowance for credit loss as of September 30, 2023. Unrealized losses on these debt securities have not been recognized into income for the following reasons: (1) risk of default is low due to the high credit quality of the issuers, (2) management does not intend to sell and it is likely that management will not be required to sell these securities prior to their anticipated recovery and (3) the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the securities, and the fair value is expected to recover as the investments approach maturity.

7. Balance Sheet Account Details

Property and Equipment, Net

Property and equipment, net, consisted of the following as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Leasehold improvements	$16,136	$16,085
Lab and office equipment	9,423	8,126
Computer equipment and software	641	641
Construction in progress	216	315
Property and equipment, at cost	26,416	25,167
Less accumulated depreciation	(7,902)	(5,188)
Total property and equipment, net	$18,514	$19,979

Depreciation expense, which is included in operating expense, was $1.0 million and $3.0 million during the three and nine months ended September 30, 2023, respectively, and $0.7 million and $1.9 million during the three and nine months ended September 30, 2022, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Compensation	$4,593	$4,101
Due to former parent	1,280	—
Professional service fees	412	664
Royalties owed to third parties	155	739
Other	77	53
Total accrued expenses and other current liabilities	$6,517	$5,557

8. Goodwill and Intangible Assets

The following is a summary of goodwill and intangible assets:

(in thousands)	September 30, 2023	December 31, 2022
Goodwill	$83,979	$83,979
Definite-lived intangible assets
Completed technology	233,056	231,379
Less: Accumulated amortization	(81,218)	(71,964)
Customer relationships	11,100	11,100
Less: Accumulated amortization	(4,165)	(3,273)
Intangible assets, net	$158,773	$167,242
Total goodwill and other identifiable intangible assets, net	$242,752	$251,221

Goodwill

There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2023 and 2022.

Intangible Assets

Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of up to 20 years and is reflected within depreciation and amortization expense on the condensed consolidated and combined statements of operations and comprehensive loss. Amortization expense was $3.4 million and $10.1 million during the three and nine months ended September 30, 2023, respectively. Amortization expense was $3.3 million and $9.8 million for the three and nine months ended September 30, 2022, respectively. For each of the three and nine months ended September 30, 2023 and 2022, there was no impairment of intangible assets with finite lives.

The remaining weighted-average useful life of definite lived intangible assets is 12.2 years. At September 30, 2023, future amortization expense on intangible assets is estimated to be as follows (in thousands):

Maturity Dates	Amount
Remaining three months ended December 31, 2023	$3,408
2024	13,632
2025	13,512
2026	13,472
2027	13,472
Thereafter	101,277
Total future amortization expense	$158,773

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

The below tables provide supplemental cash flow and other information related to operating leases (in thousands, except for lease term and discount rate):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	$2,442	$2,051
Right-of-use assets obtained in exchange for lease obligations:	$328	$9,872

	As of September 30,
	2023	2022
Weighted average remaining lease term (in years)	8.0	8.8
Weighted average discount rate	4.3%	4.3%

In addition to base rent, certain of the Company’s operating leases require variable payments. These variable lease costs include amounts relating to common area maintenance and are expensed when the obligation for those payments is incurred and are recognized as operating expenses in the condensed consolidated and combined statements of operations. The following table summarizes the components of operating lease expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	802	1,006	2,378	3,044
Variable lease cost	364	447	1,070	995
Total lease costs	1,166	1,453	3,448	4,039

Future minimum lease commitments are as follows as of September 30, 2023 (in thousands):

Maturity Dates	Operating Leases
Remaining three months ended December 31, 2023	$895
2024	3,486
2025	3,772
2026	3,869
2027	3,970
Thereafter	15,401
Total lease payments	31,393
Less imputed interest	(5,217)
Present value of lease liabilities	$26,176

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

10. Stockholders' Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 1,100,000,000. The total amount of authorized capital stock consists of 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of September 30, 2023, no shares of preferred stock are issued or outstanding.

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

Earnout Shares

As of September 30, 2023, OmniAb Earnout Shares of 14,999,243 and Sponsor Earnout Shares of 1,293,299 are issued and outstanding. Earnout Shares vest based upon the achievement of certain volume-weighted average trading prices (“VWAP”) for shares of the Company for any 20 trading days over a consecutive 30 trading-day period during the five-year period following the Closing Date, with (i) 50% of such Earnout Shares vesting upon achievement of a VWAP of $12.50 per share of OmniAb Common Stock or upon the occurrence of a change of control transaction that will result in the holders of OmniAb Common Stock receiving a price per share in excess of $12.50, and (ii) the remaining 50% of the Earnout Shares vesting upon achievement of a VWAP of $15.00 per share of New OmniAb common stock or upon the occurrence of a change of control transaction that will result in the holders of New OmniAb Common Stock receiving a price per share in excess of $15.00. The Earnout Shares are not transferable until the vesting condition for the applicable tranche of Earnout Shares has been achieved. Prior to vesting, holders of Earnout Shares are entitled to exercise the voting rights carried by such shares and receive any dividends or other distributions in respect of such shares.

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

As of September 30, 2023, the aggregate number of shares of our common stock that may be issued under the 2022 Plan is 23,112,229 shares. In addition, the number of shares of our common stock available for issuance under the 2022 Plan will be annually increased on January 1 of each calendar year beginning in 2023 and ending in 2032 by an amount equal to the lesser of (i) a number equal to 5% of the fully-diluted shares on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as is determined by the Company's board of directors.

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

Share-Based Compensation Expense

The Company recognized share-based compensation expense by function as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$3,197	$3,079	$9,788	$7,243
General and administrative	3,113	2,200	9,106	5,030
Total share-based compensation expense	$6,310	$5,279	$18,894	$12,273

The Company recognized share-based compensation expense by award type as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock options	$3,866	$3,443	$11,461	$7,623
Restricted stock units	2,001	1,417	5,882	3,353
Employee share purchase plan	289	24	1,093	68
Performance restricted stock units	154	395	458	1,229
Total share-based compensation expense	$6,310	$5,279	$18,894	$12,273

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

Prior to the Separation on November 1, 2022, valuation assumptions were determined by the Company’s former parent, Ligand, using historical and implied volatility of Ligand stock to determine the expected volatility. The expected term of an award was based on historical forfeiture experience, exercise activity, and on the terms and conditions of the stock awards. The expected dividend yield was determined to be 0% given that it had not paid any dividends on common stock in the past except for 2007, during which Ligand declared a cash dividend on its common stock of $2.50 per share and did not expect to pay cash dividends or make any other distributions on common stock in the future. The risk-free interest rate was based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

Following the Separation on November 1, 2022, the fair value of each option issued to employees was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.3%	—	3.6%	—
Expected volatility	50.7%	—	50.1%	—
Expected term (years)	6.1	0	6.1	0
Dividend yield	—%	—%	—%	—%

The following table summarizes stock option activity awarded to OmniAb employees and directors under the Company’s equity award plans:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)(1)
Outstanding at January 1, 2023	11,014,979	$7.51
Granted	4,278,930	$3.98
Exercised	(103,424)	$3.61
Cancelled/Expired	(494,120)	$7.01
Outstanding at September 30, 2023	14,696,365	$6.53	8.7	$13,742
Exercisable at September 30, 2023	3,748,521	$9.53	7.6	$1,667
_____________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for in the money options at September 30, 2023.

As of September 30, 2023, unrecognized share-based compensation expense related to OmniAb options was $27.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.44 years. As of September 30, 2023, unrecognized share-based compensation expense related to Ligand options was $3.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.70 years.

The aggregate intrinsic value of OmniAb options exercised by OmniAb employees during the nine months ended September 30, 2023 was $0.1 million. Cash received from OmniAb options exercised by OmniAb employees during the nine months ended September 30, 2023 was $0.4 million.

The aggregate intrinsic value of OmniAb options exercised by Ligand employees during the nine months ended September 30, 2023 was $0.1 million. Cash received from OmniAb options exercised by Ligand employees during the nine months ended September 30, 2023 was $0.6 million.

Restricted Stock Units

Restricted stock units (“RSUs”) are awards of nontransferable shares of common stock subject to certain vesting conditions and other restrictions. RSUs generally vest over three years. The fair value of restricted stock is determined by the closing market price on the grant date.

The following table summarizes RSU activity during the nine months ended September 30, 2023 under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2023	859,229	$10.31
Granted	1,663,804	$3.70
Vested	(387,876)	$9.15
Forfeited	(15,766)	$5.33
Unvested balance at September 30, 2023	2,119,391	$5.37

As of September 30, 2023, unrecognized stock-based compensation expense related to OmniAb RSUs was $7.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.34 years. As of September 30, 2023, unrecognized stock-based compensation expense related to Ligand RSUs was $0.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.44 years.

The aggregate intrinsic value of OmniAb RSUs vested for OmniAb employees during the nine months ended September 30, 2023 was $1.6 million. The aggregate intrinsic value of OmniAb RSUs vested for Ligand employees during the nine months ended September 30, 2023 was $0.8 million.

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

The following table summarizes the PRSU activity during the nine months ended September 30, 2023, under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2023	94,749	$16.11
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at September 30, 2023	94,749	$16.11

As of September 30, 2023, unrecognized share-based compensation expense related to OmniAb PRSUs was $0.8 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.25 years.

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

As of September 30, 2023, there was $0.7 million of unrecognized share-based compensation expense associated with the ESPP, which is expected to be recognized over a remaining weighted-average period of 0.87 years.

During the nine months ended September 30, 2023, there were 317,167 shares issued pursuant to the ESPP.

12. Income Taxes

Prior to the Separation on November 1, 2022, OmniAb operated as part of Ligand and not as a standalone company. The Company determined the OmniAb income tax provision as if Legacy OmniAb had filed consolidated federal income tax returns and combined state income tax returns separate from Ligand since its inception on January 8, 2016 when Ligand acquired Legacy OmniAb. Since November 1, 2022 the Company reports its income tax provision, deferred tax assets and liabilities, and other income tax related items to reflect actual tax attributes received when it departed Ligand’s consolidated group and its activity as a standalone company. Return to provision adjustments to the tax attributes received by OmniAb as a result of the Separation from Ligand will be recorded through stockholders’ equity.

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 17.4% and 17.5%, respectively. The variance from the U.S. federal statutory tax rate of 21.0% for the three and nine months ended September 30, 2023 was primarily due to the benefit related to tax credits, the tax impact of stock award activities, and the valuation allowance established on state attributes in the current period. The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 15.5% and 18.3%, respectively. The variance from the U.S. federal statutory tax rate of 21.0% for the three and nine months ended September 30, 2022 was primarily due to the benefit related to tax credits, repricing of state tax deferrals, the tax impact of stock award activities and the valuation allowance established on state attributes in the current period.

The Company has considered the realizability of the deferred tax assets and recorded a valuation allowance as necessary for the amount of deferred tax assets which are not more likely than not to be realized as of September 30, 2023.

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

The following table outlines the basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net loss	$(15,738)	$(12,596)	$(36,566)	$(29,154)
Weighted-average shares outstanding, basic and diluted	99,905	82,612	99,521	82,612
Net loss per share, basic and diluted	$(0.16)	$(0.15)	$(0.37)	$(0.35)

The following table outlines dilutive common share equivalents outstanding, which are excluded in the above diluted net loss per share calculation, as the effect of their inclusion would be anti-dilutive, or the share equivalents were contingently issuable as of each period presented:

	September 30,
	2023	2022
Options to purchase common stock issued and outstanding(1)	21,076,042	—
Earnout shares	16,292,542	—
Avista private placement warrants	8,233,333	—
Avista public warrants	7,666,667	—
Restricted stock units issued and outstanding(1)	2,338,820	—
Forward purchase warrants	1,666,667	—
Backstop warrants	1,445,489	—
Shares expected to be purchased under employee stock purchase plan	1,433,978	—
Total anti-dilutive shares	60,153,538	—
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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, our expected cash runway, our business strategy, the effects of the separation or the distribution, our expectations regarding the application of, and the rate and degree of market acceptance of, our OmniAb® technology platform and other technologies, our expectations regarding the addressable markets for our technologies, including the growth rate of the markets in which we operate, the potential for and timing of receipt of milestones and royalties under our license agreements with partners, our research and development plans, the potential for our partnered or internal programs to progress in their development, the anticipated timing of the initiation and completion of preclinical studies and clinical trials by our partners or us, the timing and likelihood of regulatory filings and product approvals by our partners or us, the potential for and timing and geographic markets of any commercial product launches by our partners and potential for commercial success, our ability to enter into any new, or maintain existing, strategic partnerships or collaborative relationships, our ability to obtain and maintain intellectual property protection for our platform, products and technologies, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated business development and product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Our OmniAb technology platform creates and screens diverse antibody repertoires and is designed to quickly identify optimal antibodies for our partners’ drug development efforts. We harness the power of Biological Intelligence™, which we built into our proprietary transgenic animals and paired with our high-throughput screening technologies to enable the discovery of high-quality, fully-human antibody therapeutic candidates. We believe these antibodies are high quality because they are naturally optimized in our proprietary host systems for affinity, specificity, developability and functional performance. Our partners have access to these antibody candidates that are based on unmatched biological diversity and optimized through integration across a full range of technologies, including antigen design, transgenic animals, deep screening and functional and developability characterization. We provide our partners both integrated end-to-end capabilities and highly customizable offerings, which address critical industry challenges and provide optimized antibody discovery solutions. As of September 30, 2023, we had 76 active partners with 314 active programs using the OmniAb technology platform, including 27 OmniAb-derived antibodies in clinical development by our partners, one under regulatory review, and three approved products of our partners: (i) teclistamab, which received accelerated approval in the U.S. for adult patients with relapsed or refractory multiple myeloma who have received at least four prior lines of therapy, including a proteasome inhibitor, an immunomodulatory agent, and an anti-CD38 monoclonal antibody, and conditional marketing authorization in Europe as monotherapy for the treatment of adult patients with relapsed and refractory multiple myeloma, (ii) zimberelimab, which was approved in China for the treatment of recurrent or refractory classical Hodgkin’s lymphoma, and (iii) sugemalimab, which was approved in China for the first-line treatment of metastatic (stage IV) non-small cell lung cancer in combination with chemotherapy, as well as for patients with unresectable stage III non-small cell lung cancer whose disease has not progressed following concurrent or sequential platinum-based chemoradiotherapy.

At the heart of the OmniAb platform is the Biological Intelligence of our proprietary transgenic animals, including OmniRat®, OmniChicken® and OmniMouse® that have been genetically modified to generate antibodies with human sequences to facilitate development of human therapeutic candidates. OmniFlic® and OmniClic® are common light-chain rats and chickens, respectively, designed to facilitate the production of bispecific antibodies. OmniTaur™ provides cow-inspired antibodies with unique structural characteristics for challenging targets. In May 2023, we announced the launch of OmniDeep™, a suite of in silico tools for therapeutic discovery and optimization that are woven throughout our various technologies and capabilities. OmniDeep is designed to facilitate rapid identification of candidates with the right affinity, specificity and developability profiles intended to make drug development more effective and efficient.

We partner with numerous pharmaceutical and biotechnology companies, varying in size, clinical stage, geography and therapeutic focus. Our license agreements are negotiated separately for each discovery partner, and as a result, the financial terms and contractual provisions vary from agreement to agreement. We structure our license agreements with partners to typically include: (i) upfront or annual payments for technology access (license revenue), (ii) payments for the performance of research services (service revenue), (iii) downstream payments in the form of preclinical, intellectual property, clinical, regulatory, and commercial milestones (milestone revenue), and (iv) royalties on net sales of our partners’ products. We succeed when our partners are successful and our agreements are structured to align economic and scientific interests. Our typical royalty rates for antibody discovery contracts are currently in the low- to mid-single digits, and can vary depending on the other economic terms in the agreement. Our future success and the potential to receive these payments are entirely dependent on our partners’ efforts over which we have no control. If our partners determine not to proceed with the future development of a drug candidate, we will not receive any future payments related to that program. Additionally, unless publicly disclosed by our partners, we do not have access to information related to our partners’ clinical trial results, including serious adverse events, or ongoing communications with regulatory agencies regarding our partners’ current clinical programs, which limits our visibility into how such programs may be progressing.

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

Following the Separation, we began accounting for our financial activities as an independent entity. Our financial statements as of December 31, 2022 and September 30, 2023 and for the three and nine months ended September 30, 2023 are based on the reported results of OmniAb as a standalone company. The accompanying condensed consolidated and combined financial statements include the accounts of OmniAb and its wholly owned subsidiaries. All intercompany transactions and accounts within OmniAb have been eliminated.

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

Metric	September 30, 2023	December 31, 2022	% Change
Active partners	76	69	10%
Active programs	314	291	8%
Active clinical programs	31	26	19%
Approved products	3	3	—%

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

Results of Operations

Comparison of the Three And Nine Months Ended September 30, 2023 and 2022

Revenue

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	Change	% Change
License and milestone revenue	$2,010	$1,400	$610	44%
Service revenue	3,016	4,928	(1,912)	(39)%
Royalty revenue	451	582	(131)	(23)%
Total revenues	$5,477	$6,910	$(1,433)	(21)%

•License and milestone revenue fluctuates primarily due to the timing of recognition of milestones related to our partners’ programs in clinical development.
•Service revenue declined as a result of the completion of work on certain ion channel programs.

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	Change	% Change
License and milestone revenue	$18,986	$7,826	$11,160	143%
Service revenue	9,425	14,922	(5,497)	(37)%
Royalty revenue	931	984	(53)	(5)%
Total revenues	$29,342	$23,732	$5,610	24%

•License and milestone revenue increased primarily due to the recognition of a $10.0 million milestone related to the first commercial sale of teclistamab in the E.U. and milestones related to the start of pivotal studies in two additional indications for batoclimab, partially offset by decreases in license and milestone revenue from other programs.
•Service revenue declined as a result of the completion of work on certain ion channel programs and a one-time adjustment related to the extension of one of our programs with GSK, partially offset by the recognition of a portion of a research progression milestone.

Operating Costs and Expenses

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	Change	% Change
Research and development	$13,867	$13,189	$678	5%
General and administrative	8,511	5,582	2,929	52%
Amortization of intangibles	3,398	3,256	142	4%
Other operating expense (income), net	16	(208)	224	(108)%
Total operating expenses	$25,792	$21,819	$3,973	18%

•Research and development expenses increased primarily due to increased personnel costs.
•General and administrative expenses increased primarily due to personnel-related costs and costs associated with our obligations as a public company.

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	Change	% Change
Research and development	$41,759	$35,445	$6,314	18%
General and administrative	25,444	14,697	10,747	73%
Amortization of intangibles	10,147	9,774	373	4%
Other operating expense (income), net	205	(486)	691	(142)%
Total operating expenses	$77,555	$59,430	$18,125	30%

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

Other Income

Other income during the three and nine months ended September 30, 2023 related to interest earned on short-term investments. There was no other income during the three and nine months ended September 30, 2022.

Income Tax Benefit

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	Change	% Change
Loss before income tax benefit	$(19,042)	$(14,909)	$(4,133)	28%
Income tax benefit	3,304	2,313	991	43%
Net loss	$(15,738)	$(12,596)	$(3,142)	25%
Effective Tax Rate	(17.4)%	(15.5)%

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	Change	% Change
Loss before income tax benefit	$(44,335)	$(35,698)	$(8,637)	24%
Income tax benefit	7,769	6,544	1,225	19%
Net loss	$(36,566)	$(29,154)	$(7,412)	25%
Effective Tax Rate	(17.5)%	(18.3)%

Our effective tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions. The tax rate is also affected by discrete items that may occur in any given year but are not consistent from year to year.

Our effective tax rate for the three and nine months ended September 30, 2023 differed from the federal statutory tax rate of 21.0% due to share-based compensation expense that is not tax deductible and an increase to our valuation allowance recorded against deferred tax assets, partially offset by the tax benefit from research and development tax credits. Our effective tax rate for the three and nine months ended September 30, 2022 differed from the federal statutory tax rate of 21.0% due to share-based compensation expense that is not tax deductible, an increase to our valuation allowance recorded against deferred tax assets, and repricing of state tax deferrals, partially offset by the tax benefit of research and development tax credits.

Liquidity and Capital Resources
Prior to November 1, 2022, funding from Ligand was our primary source of liquidity. On November 1, 2022, with the closing of the Business Combination, we were capitalized with $95.8 million in net cash. As of September 30, 2023, our cash, cash equivalents and short-term investments were $96.6 million. We believe our cash, cash equivalents and short-term investments and the cash we expect to generate from operations will provide us the flexibility we need to meet operating, investing, and financing needs and support our operations through at least the next 12 months.

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

Additionally, we may receive up to $218.6 million from the exercise of the Warrants, assuming the exercise in full of all the Warrants for cash, but not from the sale of the shares of our common stock issuable upon such exercise. As of the date of this report, our Warrants are “out of the money,” which means that the trading price of the shares of our common stock underlying our Warrants is below the $11.50 exercise price of the Warrants. For so long as the Warrants remain out of the money, we do not expect warrant holders to exercise their Warrants. Therefore, any cash proceeds that we may receive in relation to the exercise of such securities will be dependent on the trading price of our common stock. If the market price for our common stock is less than the exercise price of the Warrants, warrant holders will be unlikely to exercise such securities. We expect to use the net proceeds from the exercise of the Warrants, if any, for general corporate and working capital purposes, although we believe we can fund our operations with cash on hand.

Cash Flow Summary

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	Change
Net cash provided by (used in):
Operating activities	$11,468	$3,556	$7,912
Investing activities	(23,106)	(13,112)	(9,994)
Financing activities	$(396)	$9,556	$(9,952)

Cash from Operating Activities:

During the nine months ended September 30, 2023, cash provided by operating activities of $11.5 million primarily reflected changes in our operating assets and liabilities in the amount of $24.9 million, net non-cash charges of $23.2 million which primarily included $18.9 million in share-based compensation, and $14.6 million in depreciation and amortization, partially offset by our net loss of $36.6 million, $7.5 million of deferred income taxes, net and $2.7 million of amortization of discounts on short-term investments, net.

During the nine months ended September 30, 2022, cash provided by operating activities of $3.6 million primarily reflected changes in our operating assets and liabilities in the amount of $14.5 million, net non-cash charges of $18.2 million which primarily included $12.3 million in share-based compensation, and $13.4 million in depreciation and amortization, partially offset by our net loss of $29.2 million and $6.8 million of deferred income taxes, net.

Cash from Investing Activities:

During the nine months ended September 30, 2023, cash used in investing activities of $23.1 million primarily consisted of $86.9 million of cash used to purchase short-term investments and $3.6 million of payments to contingent liabilities holders, partially offset by $66.3 million of proceeds from the maturity of short-term investments and $2.7 million from the sale of short-term investments.

During the nine months ended September 30, 2022, cash used in investing activities of $13.1 million primarily consisted of $12.2 million of property and equipment purchases and $1.0 million of payments to contingent liabilities holders.

Cash from Financing Activities:

As Ligand managed our cash and financing arrangements prior to the completion of the Separation, all excess cash generated through earnings was deemed remitted to Ligand and all sources of cash were deemed funded by Ligand.

During the nine months ended September 30, 2023, cash used by financing activities was $0.4 million which primarily consisted of $0.9 million of taxes paid related to the net share settlement of equity awards and $0.5 million of transaction costs, partially offset by $1.0 million of proceeds from the issuance of common stock from stock plans.

During the nine months ended September 30, 2022, cash provided by financing activities was $9.6 million which primarily consisted of a $15.3 million net transfer from Ligand, partially offset by $4.2 million of transaction costs and $1.5 million of payments to contingent liabilities holders.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report.

Recent Accounting Pronouncements

For the summary of recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to our financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2023, there were no material changes to our market risks from the discussion provided in Item 7A of our 2022 Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Date:	November 9, 2023	By:	/s/ Kurt Gustafson
Kurt Gustafson
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)