Form 10-K
period 2023-12-31
OmniAb, Inc.
filed 2024-03-25
CIK 1846253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant on June 30, 2023, was approximately $584.2 million.

As of March 18, 2024, the registrant had 117,126,046 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this report or incorporated by reference herein.

PART I
FORWARD-LOOKING STATEMENTS AND MARKET DATA

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, our expected cash runway, our business strategy, the effects of the separation or the distribution, our expectations regarding the application of, and the rate and degree of market acceptance of, our OmniAb® technology platform and other technologies, our expectations regarding the addressable markets for our technologies, including the growth rate of the markets in which we operate, the potential for and timing of receipt of milestones and royalties under our license agreements with partners, our research and development plans, the potential for our partnered or internal programs to progress in their development, the anticipated timing of the initiation and completion of preclinical studies and clinical trials by our partners or us, the timing and likelihood of regulatory filings and product approvals by our partners, the potential for and timing and geographic markets of any commercial product launches by our partners and potential for commercial success, our ability to enter into any new, or maintain existing, strategic partnerships or collaborative relationships, our ability to obtain and maintain intellectual property protection for our platform, products and technologies, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated business development and product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” or “would” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions, including, without limitation, the risk factors described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

This Annual Report includes our trademarks as well as trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names.

Item 1. Business

Overview

OmniAb, Inc. licenses cutting edge discovery research technology to the pharmaceutical and biotech industry to enable the discovery of next generation therapeutics. Our technology platform creates and screens diverse antibody repertoires and is designed to quickly identify optimal antibodies for our partners’ drug development efforts. At the heart of the OmniAb platform is something we call Biological IntelligenceTM, which powers the immune systems of our proprietary, engineered transgenic animals to create optimized antibody candidates for human therapeutics.

We believe the OmniAb animals comprise the most diverse host systems available in the industry. Our suite of technologies and methods, including computational antigen design and immunization methods, paired with high-throughput single B cell phenotypic screening and mining of next-generation sequencing datasets with custom algorithms, are used to identify fully-human antibodies with exceptional performance and developability characteristics. We provide our partners both integrated end-to-end capabilities and highly customizable offerings, which address critical industry challenges and provide optimized discovery solutions.

As of December 31, 2023, we had 77 active partners with 325 active programs using the OmniAb technology platform, including 28 OmniAb-derived antibodies in clinical development by our partners, one under regulatory review, and three approved products of our partners.

Our proprietary transgenic animals, including OmniRat®, OmniChicken® and OmniMouse® have been genetically modified to generate antibodies with human sequences to streamline the development of human therapeutic candidates. OmniFlic® and OmniClic® are fixed or common light-chain rats and chickens, respectively, designed to facilitate the discovery of bispecific antibodies. OmniTaur™ provides cow-inspired antibodies with unique structural characteristics for challenging targets. In May 2023, we announced the launch of OmniDeep™, a suite of in silico, AI and machine learning tools for therapeutic discovery and optimization that are woven throughout our various technologies and capabilities. These tools include structural modeling, molecular dynamics simulations, large multi-species antibody databases, artificial intelligence, machine learning, deep learning models and more. OmniDeep is designed to expedite the identification of candidates with the optimal affinity, specificity and developability profiles required for successful drug development. In November 2023, we launched OmnidAbTM, an in vivo platform for the discovery of single domain antibodies based upon a human VH scaffold that affinity matures in a chicken host environment to provide a functionally diverse immune repertoire unavailable from mammalian systems. We offer the industry’s only 4-species platform with differentiated technologies and capabilities.

Our technology investments are deliberate and designed to enable our partner-centric business model to leverage the most cutting-edge solutions and solve the biggest challenges in antibody drug discovery. Some partners prefer integrated end-to-end discovery capabilities, while others prefer to use some of our technologies within their own labs. This flexibility not only provides value to our partners, but also allows for scalability of our business since we do not have to build out capacity for partners that prefer to incorporate our technologies in their processes. The breadth and depth of our partner-centric model benefits our investment decision-making by providing critical insights into the current and future needs of the pharmaceutical industry.

Antibodies are among the fastest growing class of drugs and are used across multiple therapeutic areas including oncology, immunology, and neurodegeneration. The favorable drug-like properties of antibodies (compared with other modalities such as small molecules) include high on-target specificity, limited off-target toxicity, superior immune stimulation, and the ability to modulate half-life circulation in serum resulting in less frequent dosing regimens. These benefits have accelerated investment in antibody therapeutics and have also resulted in higher success rates for antibody therapeutics as a drug class, according to Clinical Development Success Rates and Contributing Factors 2011-2020, a study of over 9,000 clinical development programs published by Biotechnology Innovation Organization (BIO). These factors have led to substantial investment in antibody development, which we believe will continue to expand the total addressable market for leading antibody discovery technologies.

While industry momentum has resulted in an overall increase in the number of antibody therapeutic approvals per year, discovery approaches and technology access have become increasingly fragmented and inefficient. While many biotechnology and pharmaceutical companies bring a focused approach to science, their biological hypotheses are often pursued utilizing suboptimal antibody discovery methods due to reliance on legacy technologies. In addition, these companies are slow to integrate newer technologies at their facilities or replace outdated workflows. These legacy approaches are burdened with critical disadvantages including low antibody diversity, lengthy discovery timelines often heavily reliant on optimization engineering to mitigate the risks of immunogenicity and toxicity, limited functional parameter data, excess costs or lack of flexibility.

We believe that by eliminating the need for each company to build a comprehensive antibody discovery engine, we can unlock innovation and value across a broad and diverse network of partners. We believe our comprehensive, biologically-driven technology platform provides the industry with a cutting-edge solution for the critical components of antibody discovery. By providing leading antibody discovery solutions to the industry, we aim to increase the probability of success, reduce costs and shorten development timelines for our partners.

Our cutting-edge technologies are modular and create a complete and scalable solution. These technologies also can be individually integrated into our partners’ internal or external workflows, which allows us to provide our partners with both integrated end-to-end discovery solutions and highly customizable, program-by-program offerings, addressing critical industry challenges with optimized discovery solutions.

Our technology platform is a suite of integrated technologies designed to discover a wide range of high-quality therapeutic antibodies that leverage the inherent diversity produced by transgenic animals and high throughput single-cell screening, as depicted in the figure below.

Technologies within the OmniAb platform improve the productivity and efficiency of each step of the discovery process:

•Create Diverse Antibody Repertoires. We believe that generating large and diverse repertoires of naturally optimized antibodies increases the chances of discovering the antibody with the most desirable therapeutic characteristics. We have assembled and developed a suite of transgenic animal and antigen technologies that are designed to generate a large and diverse pool of high-quality antibodies. At the heart of the OmniAb technology platform is the Biological Intelligence of our proprietary transgenic animals that have been genetically modified to generate antibodies with human sequences which are naturally optimized through in vivo affinity maturation. We offer the industry’s only four-species platform to address a wide range of biological challenges facing our partners in their antibody discovery efforts. We combine our transgenic animals with proprietary antigen technology and immunization techniques to generate high-quality antibodies for even the most difficult biological challenges, including but not limited to difficult and complex targets such as ion channels, G protein-coupled receptors (“GPCRs”), transporters, and other transmembrane proteins. Our antigen design technology includes transmembrane and cell-surface protein technology that we own or exclusively license.

The various OmniAb novel animal-based technologies are depicted in the figure below.

We believe that natural antibodies are superior to other antibody generation methods due to the immune system’s ability to naturally select quality, and already-optimized antibodies through a process that has evolved over 500 million years. According to the Antibody Society Database of Antibody Regulatory Approvals, as of December 30, 2022, over 90% of all approved antibody drugs had been derived from natural immune systems, which we believe is due to their ability to make antibodies with superior drug-like properties. The evolutionary divergence of different species has resulted in some animals developing unique mechanisms that increase their immune system effectiveness to certain antigens. Our engineered animal platforms harness these characteristics, while maintaining the human genetic sequences needed to generate diverse repertoires of high-quality, fully human therapeutic antibodies that fit almost any discovery campaign.

Our team of world-renowned scientists uses a variety of gene editing techniques to alter the genomes of animals to produce antibodies that use human sequences, while retaining the animal’s ability to produce a strong immune response to a specific target antigen. We then set up multiple breeding colonies of our genetically modified animals for use in partners’ discovery efforts. While there are several commercially available options when considering transgenic mice, OmniAb is the only four-species platform, with the world’s only transgenic mouse, rat and chicken technologies, in addition to a cow antibody humanization technology. Each animal has unique and complementary characteristics that address key challenges in antibody discovery.

•Screen Antibody Candidates. Each antibody is made by an antibody-producing cell, known as a B cell, that contains the genetic sequence that encodes its unique antibody. When presented with an antigen, the immune system will respond by creating millions of alternative antibodies, selecting those that best neutralize the perceived threat. Large antibody repertoires can present a screening challenge in identifying antibodies with the most optimal candidate drug profiles.

In addition to the enormous number of different antibodies generated, individual B cells are microscopic, generate only a miniscule amount of antibody protein, and are difficult to grow in laboratory conditions. The amount of antibody produced by an individual B cell is too small to be tested directly using conventional methods. As a result, scientists have relied on the hybridoma method for antibody discovery for the past 45 years. During this process, B cells are fused with a certain type of cancer cell, which immortalizes the B cells allowing them to be grown into sufficient quantities for the antibodies to be tested with conventional laboratory equipment (e.g. 96-well plates) or methods. This process takes approximately 8 to 12 weeks, and is extremely inefficient, leading to losses of 99.9% of the relevant immune repertoire diversity from the beginning of the process. Despite these significant limitations, hybridoma remains a commonly used technology in the pharmaceutical industry.

In contrast, we analyze B cells individually using our proprietary xPloration® and Gel Encapsulated Microenvironment (“GEM”) platforms. The xPloration platform is an AI-powered single-cell microcapillary platform that quickly provides multi-dimensional profiling data on tens of millions of cells. This proprietary technology uses a chip with 1.5 million microcapillaries that are loaded with individual secreting B cells. Chips are processed through automated imaging, then AI-powered machine vision algorithms analyze and identify thousands of B cells that express antibodies with the desired characteristics. Our AI algorithms are internally-developed or empowered by the industry leading LandingLensTM platform developed by Landing AI. Using technology we own or license from Stanford University, thousands of AI-selected B cells are recovered within minutes using lasers that break the capillary forces and drop the B cell into wells for sequencing. The process can screen up to 40 million cells and recover thousands of paired sequences within only a few hours.

We believe the xPloration platform provides industry-leading screening and cell recovery and enables the discovery of rare cells that would be missed with other systems that only evaluate a small percentage of a repertoire.

•Identify the Right Antibody. Our discovery teams work closely with partners, as needed, to identify the right antibody for a particular target product profile. Antibody candidates identified through our screening technologies are further characterized through a series of performance assays including in silico and in vitro testing to select the right antibody for our partners’ needs.

Both the xPloration and GEM technologies identify potentially thousands of therapeutic antibody candidates which must then be narrowed to a small number of leads. Our team is flexibly positioned to work directly with partners to develop customized work plans and screening approaches that meet their antibody design specifications. We also assist our partners in their own downstream activities to ultimately find the right antibody for further development. Assays include high throughput epitope binning and kinetics analysis, and target-specific functional assays. Functional data combined with the large amounts of data generated from xPloration provide a comprehensive view of the immune response and allow our partners to select antibodies for even the most stringent design criteria.

When using other antibody sources, selecting the right antibody often requires significant modification to enhance certain desired characteristics in a process known as antibody optimization. Introducing changes to enhance one characteristic can be detrimental to others, as it is challenging to co-optimize the multiple parameters that are desirable in a lead candidate. This results in a process that is lengthy, costly, and reliant on trial-and-error experimentation, that can lead to downstream risks. We believe that many of these challenges are averted by using natural immune systems that have evolved over 500 million years to naturally select antibodies that are optimized for their intended function. Our antibody repertoires are large, diverse, and abundant in high-quality antibodies that provide our partners with a significant number of naturally optimized leads, bypassing the need for ex vivo engineering. In the most challenging discovery programs, our team can provide hit expansion using xPloration and/or NGS data mining to empower OmniDeep to identify variants with improved affinity, improved manufacturability, or other favorable characteristics, while avoiding the time and technical risk associated with traditional optimization methods.

In situations where characteristics need to be improved beyond what is available in the repertoire, we can filter sequence variants through a battery of OmniDeep in silico evaluations to remove sequences with potential liabilities, and potentially improve potency. Optimized sequences are then re-expressed in an antibody format of choice and performance is further evaluated in analytical and bioassay evaluation to create a ranked list of potential leads for our partners.

In addition to our antibody discovery solutions, we possess extensive capabilities focused on ion channels and transporters, and substantial x-ray fluorescence capacities. Ion channels and transporters are key components in a wide variety of biological processes and have broad therapeutic applicability across cancer, metabolic disease, pain, neurological diseases, infectious diseases and others. In the search for new drugs, ion channels are a frequent, but challenging target. We believe our capabilities in the ion channel area can be leveraged for both small molecule and antibody approaches to therapeutic development.

Our Partnership Business Model

We partner with pharmaceutical and biotechnology companies and leading academic institutions that vary in size, clinical stage, geography and therapeutic focus.

Our partners gain access to wide repertoires of antibodies and state-of-the-art screening technologies designed to enable efficient discovery of next-generation novel therapeutics and deliver high-quality therapeutic antibody candidates for a wide range of diseases. Our partners can select a biological target to treat a disease and define the antibody properties needed for therapeutic development or use certain of our technologies directly in their own laboratories.

Our license agreements with pharmaceutical and biotechnology partners generally include: (i) upfront or, in some instances, annual payments for technology access and payments for performance of research services; (ii) downstream payments in the form of preclinical, intellectual property, clinical, regulatory, and commercial milestones; and (iii) royalties on net sales of our partners’ products, if any. License agreements with academic institutions are typically structured with revenue sharing. We succeed when our partners are successful and our agreements are structured to align economic and scientific interests. Our license agreements typically include reporting requirements, which provide us updates from our partners on the status of their programs. In addition, we track our active partnered programs by reviewing our partners’ public announcements and maintaining close communications with our partners to the extent possible. In some instances, a partner may not publicly announce milestones in which case we are generally dependent on our partners to track, report and disclose milestones at the time of achievement. Our license agreements are typically terminable by our partners without penalty with specified notice. However, all milestone payments and royalties survive termination and continue with respect to any OmniAb-derived antibodies. The royalty term is generally the longer of 10 years from the first commercial sale or through the last expiration in any jurisdiction of the patents covering such OmniAb-derived antibody. Importantly, our royalty term is typically linked to the composition-of-matter patents that our partners file related to the antibody discovered using our technology, which both lengthens and diversifies the royalty streams we receive. Our typical royalty rates for antibody discovery contracts are currently in the low- to mid-single digits, and can vary depending on other economic terms in the agreement. Although our license agreements with pharmaceutical and biotechnology partners typically include technology access fees, milestone payments and royalties, each agreement is negotiated separately and as a result, the financial terms and contractual provisions vary from agreement to agreement. By providing a full suite of antibody discovery technologies with streamlined economics, we believe we offer an attractive option to industry stakeholders.

We believe the long-term value of our business will be driven by royalties given that such payments are based on global sales of potential future partner programs, which generally provide for larger and recurring payments as compared to technology access, research and milestone payments. We believe our revenue will be materially driven by milestones in the shorter term, and by royalties in the longer term, from our partnered programs. However, there is significant uncertainty in timing and likelihood of reaching marketing authorization in drug discovery and development, and we cannot be certain when, if at all, royalty payments will be a material portion of our revenue. Furthermore, we do not control the progression, clinical development, regulatory strategy or eventual commercialization of programs discovered using our platform, and as a result, we are dependent on our partners’ efforts and decisions with respect to such programs.

Key Business Metrics

The below graph shows the growth in active partners, active programs and clinical programs and the number of programs that have entered clinical trials. As of December 31, 2023, there were 325 active antibody programs. An active partner is one that has rights to an active program or has executed a license agreement in advance of initiating an active program. An active program is one in which research work has commenced or an antigen is introduced into our animals and also includes active clinical programs and approved products. Active clinical programs represents the number of unique programs for which an Investigational New Drug Application or equivalent under other regulatory bodies has been filed based on an OmniAb-derived antibody and which are in clinical development. Approved products represents an OmniAb-derived antibody for which our partner has received marketing approval.

Our partners’ active clinical programs include monoclonal and bispecific antibodies discovered using OmniRat, OmniMouse, OmniFlic, or OmniChicken and target a range of therapeutic indications including oncology, immunology, and metabolic disorders. As our partners’ discovery and preclinical programs continue to mature, we expect the number of OmniAb-derived antibodies in clinical development by our partners to expand to include antibodies discovered using our newer OmniClic, OmniTaur and OmnidAb technologies.

Industry Background

Antibodies: 500 Million Years of Immune System Evolution

Antibodies are blood proteins produced by the immune system in response to a specific foreign antigen. Antibodies bind to substances that the body recognizes as foreign, such as bacteria, viruses, cancer cells, and non-self proteins in the blood. Antibodies can also be used to target cell surface proteins critical to biological functions and disease.

The human immune system creates novel antibody sequences through DNA recombination involving V, D and J gene segments, followed by additional diversification mechanisms that introduce random mutations, insertions and deletions. Diversification occurs in both the heavy and light chain genes, which are translated and assembled in B cells to create the classical Y-shaped antibody. These genetic and cellular processes have the potential to create enormous diversity in natural antibody repertoires.

At any one time, the human body typically has approximately one billion different antibodies circulating in the bloodstream. Each antibody is created by one immune B cell. When an antibody-expressing B cell binds to an antigen, the B cell quickly proliferates and differentiates into a family of closely related cells producing slightly differentiated antibodies. These cells undergo a selection process in which B cells expressing antibodies of higher affinity are positively selected. This iterative process preferentially selects antibodies that are naturally optimized to be most effective in neutralizing the specific antigen.

This process, referred to as in vivo affinity maturation, has evolved over 500 million years to naturally select antibodies that are optimized for their intended function. Antibodies discovered from natural immune systems generally have favorable therapeutic characteristics, such as high specificity, limited off-target toxicity, superior immune stimulation, and the ability to modulate half-life circulation in serum. Despite man-made technologies that try to imitate the natural selection process, over 90% of approved therapeutics are derived from natural immune systems. Our OmniAb transgenic animals take advantage of the immune system’s natural ability to produce high-quality antibodies, and have been genetically modified so the antibodies generated have human sequences.

The evolutionary divergence of different species has resulted in some animals developing unique mechanisms that increase their immune system effectiveness to certain antigens. Each species has a unique way of combining antigen recognition, diversification mechanisms, and distinct structural features that support survival in the face of persistent exposure to evolving environmental threats. Our four-species platform harnesses these complimentary mechanisms for generating antibody diversity, while maintaining the naturally optimized genetic sequences needed to produce high-quality, therapeutic antibodies that fit the needs of almost any discovery campaign.

Market Opportunity

Antibodies are among the fastest growing class of drugs and are used across many therapeutic areas, including oncology, inflammation, metabolic disease and neurodegeneration. EvaluatePharma data indicates that monoclonal antibodies have represented the majority of the top 10 bestselling drugs over the last five years. In 2022, approved antibody-based therapeutics accounted for approximately $240 billion in sales, according to data published by Clarivate Analytics Cortellis. In 2022, 54 antibody therapeutics reached blockbuster status with sales higher than $1 billion, up from 49 antibodies in 2021. Furthermore, according to Clarivate, antibody-based therapeutic sales are expected to surpass $300 billion by 2027.

Investment in antibodies has accelerated over the past decade, which has translated into clinical productivity and ultimately new drug approvals. According to data from the Antibody Society, the number of antibodies in the clinic has increased from 572 in 2018 to 1,212 in 2023, an estimated 20% CAGR. The expansion of clinical development has led to an accelerating pace of regulatory approvals as depicted in the figure below. The FDA approved the first therapeutic antibody in 1986. By 2015, the FDA approved its 50th antibody, and 6 years later in 2021, approved its 100th antibody. The number of antibody therapeutics granted a first approval in the United States or EU is shown in the graph below.

(Source: The Antibody Society Database of Antibody Regulatory Approvals, December 31, 2023)

Much of the success of antibodies as a therapeutic class is attributable to their favorable qualities relative to other therapeutic modalities. Antibodies can offer high affinity, potency and specificity, limited off-target toxicity, low immunogenicity, superior immune stimulation and the ability to modulate half-life circulation in serum. Industry statistics suggest that these properties have also translated to an increased probability of success relative to other modalities. According to BIO’s Clinical Development Success Rates and Contributing Factors 2011-2020, which summarizes a study of over 9,000 drugs being developed for the U.S. market, monoclonal antibodies and monoclonal antibody conjugate drugs have had a 12.1% likelihood of receiving market authorization from the start of Phase 1 clinical trials. This is higher than the success rate of small molecule modalities, which had a 7.5% likelihood of receiving market authorization from the start of Phase 1 clinical trials in the United States. Additionally, recent data published by The Antibody Society suggests that the clinical success rate for monoclonal antibodies is trending higher.

Existing Industry Limitations

Industry momentum has resulted in an overall increase in the number of antibody therapeutic approvals per year, despite drug discovery and development approaches that have become increasingly fragmented and inefficient. Both large and small pharmaceutical companies typically focus their research investments on novel biology and clinical development, rather than on enabling technologies.

Reduced large pharmaceutical research investment in foundational discovery technologies has intensified fragmentation and created ripple effects for small biotechnology companies due to reduced investment in enabling technologies. While many of these biotechnology companies bring a focused approach to science that prioritizes nimble movement and efficient decision making, their biological hypotheses are often tested utilizing suboptimal antibody discovery methods due to reliance on legacy technologies. Meanwhile, many larger companies have also continued to rely on legacy technologies for many processes related to antibody discovery, often due to the inability to selectively integrate newer technologies at their facilities or because the benefits of technological updates are limited by outdated workflows. Key examples of the frequently utilized legacy technologies and their shortcomings include:

•Humanized wild-type antibodies. This process has been utilized over the last 25 years and attempts to capture the benefits of natural antibody optimization in a non-human species, typically a rodent (mouse or rat), followed by extensive ex vivo engineering steps for humanization, affinity maturation and developability optimization. However, the ex vivo engineering steps that convert the animal antibody sequence into a human-like format may impact the desired therapeutic properties of the antibody, while residual non-human sequences may introduce immunogenicity concerns.

•First generation transgenics. Earlier transgenic systems demonstrated proof-of-concept and delivered a few therapeutic antibodies, however it became apparent that flaws in transgene design limited the robustness of immune responses from these animals. In addition, other technical issues, legacy agreement structures and industry consolidation presented further obstacles for the access to and use of the early platforms.

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

•Hybridoma screening. This method has been utilized for the last 45 years and results in a loss of over 99% of antibody diversity, drastically reducing the pool of potential therapeutic candidates to choose from.

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

Our Strategy

Our mission is to enable the rapid development of innovative therapeutics by pushing the frontiers of drug discovery technologies. We pursue this mission by enabling the discovery of high-quality therapeutic candidates and by being the partner of choice for pharmaceutical and biotechnology companies. Our strategy to accomplish this includes the following:

•Enable discovery of high-quality antibody candidates through our platform. We have a technologically differentiated platform that provides our partners with end-to-end antibody discovery technology or capabilities, as well as customized solutions for individual steps of the antibody discovery process. We believe that pairing the power of Biological Intelligence built into our proprietary transgenic animals with our high-throughput screening technologies will continue to enable the discovery of high-quality, fully-human antibody therapeutic candidates for a wide range of indications.

•Expand upon our existing partnerships. We have 77 active partners as of December 31, 2023, consisting of pharmaceutical, biotechnology and academic organizations, varying in size, clinical stage, geography and therapeutic focus. We intend to continue to identify and capture new opportunities with existing partners by building upon our trusted relationships. The quality and breadth of our platform enables our partners to succeed in new antibody discovery campaigns and has also enabled them to pursue programs that would otherwise not be pursued due to technical challenges. In addition, collaboration between our scientists and partners has expanded partners’ usage to other offerings within our technology platform, such as in silico and in vitro antibody optimization.

•Increase the number of our partnerships. We plan to continue to gain new customers through increased business development activities, and through continued technological expansion. We intend to forge new partnerships with large pharmaceutical and biotechnology companies focused on antibody development. We also intend to increase the number of partnerships with smaller early-stage biotechnology companies by offering flexible deal structures and offerings. Through continual investment and expansion of our capabilities, we believe we have the opportunity to further enable our partners to capture additional value from our technologies.

•Further our technological differentiation through intelligent expansion and innovation. We employ a methodical and deliberate approach to expanding our technology platform. Serving a broad partner base has provided us unique insight into the needs and direction of the industry, and we continue to leverage this insight for our decision-making. In recent years, we have successfully integrated a number of technology acquisitions covering antigen generation, additional animal species, deep screening capabilities, and ion channel expertise. As an example, in 2023 we launched our OmniDeep and OmnidAb technologies responding to our understanding of pharmaceutical industry needs. We intend to continue to invest in enabling technologies and evaluate strategic technology acquisitions to broaden our capabilities in the antibody discovery continuum.

•Drive partner adoption through a customizable and flexible offering. We meet our partners’ specific needs by offering access to all or certain components of our technology platform. Upon entering into a license to use the OmniAb platform, our partners typically get access to all existing platforms and services, and we tailor the discovery approach and technology use to each specific program. This approach helps increase the partnership funnel and provides an initial forum for us to expand our relationship moving forward.

Our Technology

The foundational technologies that power our technology platform are described below:

OmniRat

OmniRat was launched in 2012 and is the first example of a successful knock-out of the endogenous rat immunoglobulin genes coupled with transgenesis of human counterparts. OmniRat produces a diverse repertoire of antibodies with human idiotypes and immunological characteristics that are comparable to antibodies from wildtype animals. OmniRat provides cross-reactivity against mouse orthologs of human therapeutic targets, which may streamline preclinical development by obviating the need for surrogate antibodies, and thereby may decrease clinical risks. The OmniRat has been engineered to contain functional recombinant immunoglobulin loci, use the full repertoire of human germline genes with similar frequency as humans, and rearrange functional human immunoglobulin genes. The animals are bred on a mixed genetic background to further diversify the antibody repertoire and feature different light chain isotypes designed to provide flexibility around partners’ needs and technology. The OmniRat shows high expression, normal human CDR-H3 length distribution, and normal hypermutation and affinity maturation. As of December 31, 2023, there are three approved OmniRat-derived antibodies and 24 additional antibodies in clinical development by our partners.

OmniMouse

OmniMouse was launched in 2014, and we designed this technology using the same transgenes as OmniRat to deliver fully human antibodies utilizing standard mouse-based protocols. OmniMouse expands the sequence diversity of our rat-based platforms (OmniRat and OmniFlic), offering easy conversion from wildtype mice while utilizing the same protocols. OmniMouse produces a diverse repertoire of antibodies with human idiotypes and provides a complementary murine system for additional sequence diversity. Like OmniRat, OmniMouse is currently bred to generate a mixed genetic background to further increase sequence diversity. For partners who prefer to work with mice, OmniMouse provides a rapid solution to deliver fully-human antibodies. As of December 31, 2023, there is one OmniMouse-derived antibody in clinical development by our partners.

OmniChicken

OmniChicken was launched in 2016 and is the first successfully engineered bird with an immune system that can efficiently generate human sequence antibody repertoires for the discovery of therapeutic antibodies. OmniChicken and OmniClic, our bispecific transgenic chicken platform, offer naturally affinity-matured antibodies in an evolutionarily distant chicken host environment. As depicted in the figure below, more than 300 million years of evolutionary distance drives divergence between mammalian and avian orthologs, which are genes in different species that evolved from a common ancestral gene by speciation. This evolutionary distance enables generation of a diverse repertoire of antibody panels to highly conserved therapeutic target antigens that are not immunogenic in mammals.

OmniChicken features a high level of functional diversity, with sequence diversity focused on the CDR regions, while maintaining conserved, well-validated human framework regions. OmniChicken antibodies bind to diverse epitopes on human targets with high affinity, and additionally offer excellent developability profiles. As of December 31, 2023, there is one OmniChicken-derived antibody in clinical development by our partners.

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

Bispecific antibody platforms

We offer the only rat and chicken platform for generation of bispecific antibodies. Although bispecific antibody drugs have been researched for more than 30 years, only a limited number of bispecific antibodies have achieved regulatory approval. There are very few successful examples of large-scale manufacturing for a bispecific antibody, and the “common light chain format” is a technology designed to simplify and improve the efficiency of the production and purification of a classical asymmetric IgG like bispecific antibody. To generate these antibodies, we conduct parallel immunizations with two antigens and then engineer a bespoke version of the transgenic platform to generate a diverse set of heavy chains and ultimately bispecific therapeutic antibodies. Our bispecific antibodies are IgG antibodies, with a common light chain and different heavy chains. Common light chain antibodies allow the pairing of targeting arms for bispecific and multi-specific antibodies without the complexity of ensuring correct heavy and light chain pairing. Using this IgG format, the bispecific function can be introduced while maintaining the natural IgG-like format of the antibody. Both OmniFlic, our bispecific rat, and OmniClic, our bispecific chicken, express a fixed VK3-15 light chain which enables the formation of bispecific therapeutics through the combination of antibodies generated from either platform.

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

OmniFlic (Bispecific rat platform)

OmniFlic was launched in 2014 and is a fixed light-chain variation of OmniRat. The OmniFlic transgenic rat expresses a fixed VK3-15 light chain. OmniFlic features the same heavy chain transgene as OmniRat, which generates diverse repertoires upon immunization. OmniFlic is a fixed light-chain transgenic rat developed to facilitate the generation of bispecific antibodies. As of December 31, 2023, there are three OmniFlic-derived antibodies in clinical development by our partners.

OmniClic (Bispecific chicken platform)

OmniClic was launched in 2019 and is a common light-chain transgenic chicken developed to facilitate the generation of bispecific antibodies. OmniClic was engineered to focus sequence diversity on the CDRs of the VH domain. OmniClic expresses the heavy chain and VK3-15 light chains, with a modified light chain transgene to minimize diversification.

OmnidAb (sdAb chicken)

OmniAb scientists recently developed a next generation engineered chicken called OmnidAb designed to express antibodies comprised of heavy chains devoid of light chains, unlike conventional IgG heavy chains. Such antibodies are referred to as single domain antibodies (“sdAbs”). In addition to other unique benefits and uses, sdAbs can be used to target novel epitopes as well as generate bispecific and multispecific antibodies. Small formats enable convenient routes of administration (inhalable and oral), penetration to the brain/CNS and fast clearance, and compatibility with the decay half-life of radio-isotopes used in imaging, diagnostics, and radiotherapy. sdAbs can be assembled into various formats to “fit the biology” of a desired application, with various examples provided in the figure below. In November 2023, we launched the OmnidAb platform that features an optimized single-domain human framework for the discovery of novel high affinity sdAbs that demonstrate favorable developability profiles without requiring additional engineering steps.

STR Technology

In 2023, OmniAb entered into an agreement with mAbsolve Ltd. for its Fc-silencing platform technology, STR, which is based upon a proprietary engineered human Fc domain. The agreement provides OmniAb with the exclusive, sublicensable right to incorporate the STR technology into antibodies that have been generated using OmniAb’s antibody discovery platform.

Screening Technologies

We believe that the xPloration platform offers greatly improved screening and cell recovery compared to other leading, commercially available single-cell multi-dimensional profiling technologies. The xPloration screening throughput is designed to enable the discovery of rare cells that would likely be missed with other systems that are only able to evaluate a small portion of a repertoire. We pair this with next-generation sequencing to further expand the repertoire for potential hit expansion downstream if necessary. Our laser-based recovery process in xPloration retains heavy/light chain pairing of the antibodies, which directly provides potential lead antibody sequences bypassing the need for pairing algorithms that attempt to reconstruct the repertoire. The considerable throughput combined with retaining heavy/light chain antibody pairing can cut weeks or months off traditional discovery workflows for our partners.

For certain development programs, we leverage our proprietary GEM technology. The GEM technology incorporates many of the same principles of the xPloration platform by isolating and performing multi-dimensional profiling of single B cells from an immunized animal. Small droplets encapsulate single B cells and reporters that present the target antigen on the surface of a bead or cell. Secreted antibodies from the B cell diffuse locally in the microenvironment where they can bind to reporters, which in turn can be detected with a fluorescent probe. Using different types of reporters in the microenvironment generates a multi-parameter binding profile of each antibody. Antigen specificity is determined by colocalization of signal with alternative bead and/or cell types. Millions of B cells can be examined in parallel to identify and recover those expressing antibodies of interest. Antibody-encoding sequences can then be cloned and expressed as recombinant antibodies for further characterization studies.

Both the xPloration and GEM technologies are compatible with a wide variety of assay formats, including cell surface binding assays, reporter cell stimulation, multiplex target binding, and cross-reactivity screening. High throughput B cell screening is particularly valuable within the OmniAb ecosystem because of our unique animal offerings. While mouse hybridoma techniques have been available for decades, hybridoma generation methods for other species including chickens, and cows, are not available. As such, B cell screening with OmniAb’s platforms enables the discovery of unique antibodies from any host system.

Next generation xPloration

OmniAb scientists and engineers recently developed a next generation xPloration instrument as depicted in the figure below. We believe the xPloration platform has the potential to drive additional efficiencies in our business and further expand our position as the industry leader in speed, throughput, reliability, and ease-of-use for screening activities.

Ion Channel Capabilities

Ion channels and transporters are key components in a wide variety of biological processes that involve rapid changes in cells and have broad therapeutic applicability across multiple therapeutic areas including oncology, metabolic disease, pain, neurological diseases, infectious diseases and others. Ion channels make particularly challenging drug targets due to (i) difficulty with antigen purification (ii) poor immunogenicity (iii) high homology with rodents used in immunization campaigns and (iv) small accessible binding regions with the majority of protein embedded in cell membranes.

Due to these challenges in developing effective therapeutics towards these targets, patients suffering from ion channel and transporter related diseases are severely underserved. We have extensive and differentiated capabilities focused on ion channels and transporters, and decades of experience in novel drug discovery from screening to lead optimization, with an active set of big pharma discovery and asset-based partnerships. The differentiated core capabilities within our ion channel discovery team can provide novel reagent generation and proprietary assays that can also support antibody discovery programs and can be accessed by partners when pursuing ion channels and transporter targets. We believe we are well positioned to provide the tools necessary to discover antibodies and small molecules to target ion channels and transporters. Our computational antigen design technology has been validated in successfully generating, stabilizing, and purifying natively-folded antigen for these targets and our four-species transgenic animal platform is validated in successfully generating antibodies for poorly immunogenic, high homology, and cryptic targets.

In addition to the drug design challenges, it is difficult to develop effective functional assays to test potential therapeutics. OmniAb’s proprietary ion channel platform leverages proprietary expertise in the combination of biological assays, medicinal chemistry, and in silico and computational chemistry applications to enable the discovery of ion channel targeting therapeutics. We believe this suite of technologies provides a differentiated capability for advancing high value ion channel and transporter drug discovery programs regardless of modality including small molecules, scaffolded peptides or mini-proteins, mono-, bi-and multi-specific antibodies, and antibody-drug conjugates (ADCs).

Investing in Differentiated Technology

We built the OmniAb technology platform through acquisition, investment, and innovation.

We acquired Open Monoclonal Technology, Inc. (OMT) in January 2016, Crystal Bioscience, Inc.® in October 2017, Ab Initio Biotherapeutics, Inc. in July 2019, Icagen, LLC in April 2020, xCella Biosciences, Inc. in September 2020 and Taurus Biosciences, LLC in September 2020. In addition to acquisitions, we have advanced our technology platform through internal investment and innovation. Over the past five years, the OmniAb team has launched new transgenic animals, introduced computational antigen design, expanded internal capabilities in downstream processing, and developed internal data management and bioinformatics software. We have several internal projects in development including new transgenic animals, a next generation high-throughput microcapillary deep screening platform, in silico capabilities and a number of undisclosed technologies and projects.

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

We seek to provide our partners with the most advanced technologies for antibody drug discovery, including antigen design, transgenic animal platforms and single-cell analysis. Many emerging and established life sciences companies have been built around technologies that focus on one or a limited number of these steps. Examples include:

•in discovery using genetically engineered-mice, we face technical competition from companies that provide access to similar technologies, such as AbCellera Biologics Inc., Ablexis LLC, Adimab LLC, Alloy Therapeutics, Inc., Biocytogen Pharmaceuticals (Beijing) Co., Ltd., Harbour Antibodies BV, Leveragen, Inc., and Regeneron Pharmaceuticals, Inc.;

•in the field of single-cell screening, we face technical competition from companies that provide access to similar technologies, such as AbCellera Biologics Inc., Bruker Corporation., HiFiBio Inc., and Sphere Fluidics Ltd.; and

•in ion channel drug discovery, we face technical competition from companies that provide similar technologies, or biological expertise, such as Charles River Labs Inc., Evotec SE, Metrion Biosciences Ltd., and WuXi AppTec.

We also face direct business competition from companies that provide antibody discovery services using technologies such as hybridoma and display. In addition, we compete with a variety of fee-for-service contract research organizations that provide services, in most cases using legacy technologies, that compete with one or more steps in our technology platform.

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

Patents are issued or pending for the technology families described below. The scope and type of patent protection provided by each patent family is defined by the claims in the various patents. Patent term may vary by jurisdiction and depend on a number of factors including potential patent term adjustments, patent term extensions, and disclaimers, and patent terms referenced below do not take into consideration such adjustments, extensions, or disclaimers. The patents and patent applications referenced below are in each case, as of March 1, 2024.

Technology Platform

Transgenic Animals

Our transgenic animal therapeutic antibody platforms, including OmniRat, OmniMouse and OmniChicken, produce naturally optimized antibodies with human sequences in animals. Our OmniAb antibody platform patent portfolio includes patents and applications obtained upon the acquisition of OMT in January 2016 and Crystal Bioscience in October 2017. We own patents directed to OmniAb animals and related inventions, including 24 issued patents in the United States, six issued patents in Europe, five issued patents in Japan, five issued patents in China, and counterpart patents granted in other countries. These patents include:

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
•one U.S. patent directed to avian gonocytes and their method of manufacture, having an expiration date in 2031 without accounting for potentially available patent term adjustments and extensions or disclaimers;
•four U.S. patents directed to transgenic chickens and chicken germ cells, and foreign counterparts including in Europe and Canada, all having an expiration date in 2032 without accounting for potentially available patent term adjustments and extensions or disclaimers;
•four U.S. patents directed to transgenic chickens, methods of producing antibodies, including heavy chain antibodies, and isolated antibody-producing cells, all having an expiration date in 2032 without accounting for potentially available patent term adjustments and extensions or disclaimers;
•two U.S. patents directed to transgenic rodents, methods of producing antibodies, and chimeric polynucleotides, and foreign counterparts including in Europe, China, and Japan, all having an expiration date in 2033 without accounting for potentially available patent term adjustments and extensions or disclaimers;
•one U.S. patent directed to transgenic chickens and methods of producing antibodies having an expiration date in 2036 without accounting for potentially available patent term adjustments and extensions or disclaimers; and
•one U.S. patent directed to transgenic chickens, and a counterpart in Japan, both having an expiration date in 2039 without accounting for potentially available patent term adjustment and extensions or disclaimers.

We also own 12 pending U.S. patent applications, eight pending European patent applications, seven pending Japanese patent applications, one pending Chinese patent applications, and counterpart patent applications pending in other countries, all relating to our transgenic animals. Any patents issuing from these applications are expected to expire between 2028 and 2039, without accounting for potentially available patent term adjustments and extensions or disclaimers. Our partners who use the OmniAb patented technology to generate novel antibodies may be entitled to separate, additional patent protection on such antibodies.

Antigen Design

OmniAb’s portfolio of issued patents and pending patent applications were acquired through acquisition of Ab Initio in 2019. These are directed to SIRP-gamma polypeptides and include three issued patents in the United States, one issued patent and one pending patent application in Europe, one issued patent and one pending patent application in Japan, and one issued patent and one pending patent application in China. These patents and applications are directed to composition of matter and methods of use. The patents and applications in our portfolio are expected to expire between 2036 and 2040, without accounting for potentially available patent term adjustments and extensions or disclaimers. We also have an exclusive license from Stanford University directed to screening methods using transmembrane and cell-surface proteins and related compositions and kits. This licensed portfolio includes four issued patents in the U.S., issued patents in China and Japan, and a pending application in Japan. The patents and application in the licensed portfolio are expected to expire in 2034 and 2035, without accounting for potentially available patent term adjustments and extensions or disclaimers.

Engineered Antibodies

The acquisition of Taurus Biosciences in 2020 added technologies for discovery and humanization of antibodies from immunized cows or cow-derived libraries to our platform technology platform. These antibodies feature some of the longest CDR-H3s of any species, with unique genetic and structural diversity that can enable binding to challenging antigens with application in therapeutics, diagnostics and research. Through this acquisition, we own issued patents and pending patent applications relating to screening methods and antibody engineering. Our patent portfolio includes six issued U.S. patents and one pending U.S. application, one granted European patent, two granted patents in Japan, one granted patent and one pending patent application in China, and other foreign counterparts. These patents and applications are directed to methods of generating combinatorial human antibody libraries, methods of affinity maturation of antibodies, humanized antibodies with ultralong CDRs, and bovinized human antibodies comprising ultralong CDRs. The patents and applications in our portfolio are expected to expire between 2029 and 2034, without accounting for potentially available patent term adjustments and extensions or disclaimers. We also have an exclusive license from The Scripps Research Institute to technology related to ultralong CDR-H3s. This licensed portfolio includes three issued patents in the U.S., one issued patent in Europe, and one issued patent in Japan, as well as three pending applications in Japan and one in China. These licensed patents have an expected expiry date in 2033, without accounting for potentially available patent term adjustments and extensions or disclaimers.

OmniAb has an exclusive license from the Applied Biomedical Science Institute to a family of patent applications relating to the Picobody technology. The exclusive license is granted pursuant to a Collaborative Research Agreement in order to further the joint research activities contemplated therein related to the Picobody technology. Picobodies are very small immunoglobulin-based binding moieties that can be derived from a subclass of cow antibodies containing ultralong CDRH3 domains. These licensed applications have an expected expiry date in 2042, without accounting for potentially available patent term adjustments and extensions or disclaimers.

B cell screening

Our xPloration technology, obtained through acquisition of xCella Biosciences in 2020, includes a microcapillary platform for high throughput, automated screening of single B cells for specificity and bioactivity, which expands our existing single B cell assay capabilities in the OmniAb technology platform. The patent portfolio includes four issued patents in the U.S., one granted European patent, one issued patent in China, and two issued patents in Japan, as well as five pending U.S. patent applications, five pending European patent applications, four pending Japanese patent applications, three pending Chinese patent applications, and counterpart patent applications issued and pending in other countries. These patents and applications are directed to methods and apparatus. The patents and applications in our portfolio are expected to expire between 2036 and 2040, without accounting for potentially available patent term adjustments and extensions or disclaimers. We also have a non-exclusive license from Stanford University to two patent families relating to methods for extracting samples from microcapillary arrays, which together include four issued patents in the U.S., two issued patents in Europe, four issued patents in Japan, two issued patents in China, and pending applications in the U.S. and China. These licensed patents and applications have an expected expiry date in 2033 and 2036, without accounting for potentially available patent term adjustments and extensions or disclaimers.

We also have two U.S. patents directed to our GEM assay, including gel microdrops, their use, and their method of manufacture, and foreign counterparts including in Europe, Japan, and Canada, all having an expiration date in 2029 without accounting for potentially available patent term adjustments and extensions or disclaimers.

Ion Channel Platform

In 2020, we acquired the core assets of Icagen, LLC, an early-stage drug discovery company focused on ion channel and transporter targets. Our ion channel platform has issued patents and pending patent applications directed to X-ray fluorescence-based detection of binding events and transport across barriers and related inventions, including 25 issued patents in the United States, seven issued patents in Europe, eight issued patents in Japan, and three issued patents in China. The portfolio also includes four pending U.S. patent applications, two pending European patent applications, and pending applications in China and Japan. These patents and applications are directed to methods and apparatus. Additional pending applications are directed to biological targets. The patents and applications in our ion channel portfolio are expected to expire between 2024 and 2044, without accounting for potentially available patent term adjustments and extensions or disclaimers.

Trademarks

We also use trademark rights to protect our brand. As of March 1, 2024, we own a total of 20 registered United States trademarks, seven pending United States trademarks, 129 registered foreign trademarks in various countries including China, the European Union, and Japan, and six pending foreign trademarks in various countries around the world. Our trademarks include our company name OMNIAB and product-specific names such as OMNICHICKEN, OMNICLIC, OMNIFLIC, OMNIDAB, OMNIMOUSE, OMNIRAT, and OMNITAUR, platform technology names such as ICAGEN, OMNIDEEP, PICOBODYTM, PICOBODIESTM, XPLORATION and XRPRO®, as well as slogans and marketing taglines such as “3 SPECIES, 1 LICENSE®,” “ABSOLUTELY OMNIAB®,” “BIOLOGICAL INTELLIGENCE,” and “NATURALLY OPTIMIZED HUMAN ANTIBODIES®.”

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

Human Capital Resources

We aim to attract and retain well-qualified and talented employees by offering competitive pay and a range of recognition and benefit programs. We are proud to provide our employees the opportunity to advance in their careers, investing in their career development as we focus on our corporate mission and objectives. We also have established employee resource groups/ committees to further employee and community engagement related to a variety of initiatives that include women-in-science, the environment and diversity, equity, inclusion and belonging.

As of December 31, 2023, we have 106 employees, including 78 employees engaged in research and development, and 39 employees with Ph.D. degrees. Our business development team has four dedicated professionals and our marketing team has two dedicated professionals. These business development and marketing functions are complemented with research and development staff attending a variety of scientific conferences, which help to increase the visibility of our technologies and our business development opportunities.

Competitive pay and benefits

We rely on skilled, experienced, and innovative employees to conduct our operations. Our key human capital objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees.

We frequently benchmark our compensation practices and benefits programs against those of comparable companies in our industry and in the geographic areas where our primary facilities are located. We are committed to providing all of our employees with a fair and living wage, believing that our competitive compensation and benefits package enables us to attract and retain skilled labor.

Our notable health, welfare and retirement benefits include:
•equity awards;
•subsidized health insurance;
•401(k) Plan with matching contributions;
•tuition assistance program; and
•paid time off.

Employee development and training

We actively engage and incentivize our workforce through various professional development activities. Our commitment to employee development is evident through our continued internal scientific trainings facilitated by subject matter experts including the latest scientific methods, technologies, and instrumentation/equipment. We prioritize attendance at scientific and technological meetings and conferences, providing employees with valuable education and networking opportunities, while increasing the visibility of our technologies. We ensure that our workforce has access to the resources and tools necessary for success in their respective roles. We also provide employees with access to an education reimbursement program to utilize for continual learning courses and relevant certifications.

Diversity, equity, and inclusion

We prioritize diversity, equity, and inclusion in all aspects of our company, including hiring, promotion, and development practices. As of December 31, 2023, women represented 54% of our global workforce and 56% of our leadership positions at the vice president level or above. Racial and ethnic minorities represented 51% of our employee base. Our employees span multiple age brackets and bring their unique perspectives to our organization. As of December 31, 2023, the average age of our employees was 44 years old, and 60% of our workforce is 40 years of age older. We believe our Company is stronger because of our employees’ diverse experiences and backgrounds.

We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. Our employees have multiple channels available to them to report inappropriate behavior. We also have a third-party ethics and compliance hotline system that facilitates anonymous internal and external reporting of complaints or concerns. Any report of inappropriate behavior is promptly investigated with appropriate action taken.

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

Available Information

Financial and other information about us is available on our website at www.omniab.com. We make available on our website, without charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may obtain copies of these documents by visiting the SEC’s website at www.sec.gov. In addition, we may use X, formerly known as Twitter (@OmniAbTech), and our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor our X (Twitter) account and our website, in addition to following our press releases, SEC filings, public conference calls and webcasts. These website addresses and the information accessible through our X (Twitter) account are not intended to function as hyperlinks, and the information contained in our website and in the SEC’s website is not intended to be a part of this filing.

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

Summary of Risks Related to our Business:

Our business is subject to numerous risks and uncertainties, including those described below. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

•We have incurred losses on an as-reported basis for the last several years, and we may not be able to generate sufficient revenue to achieve and maintain profitability.
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

•We rely on third parties to host our mouse and rat colonies and to supply laboratory equipment and materials, and these third parties may not perform satisfactorily which could delay, prevent or impair our partnership programs and research and development efforts.
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

Historically, we have incurred net losses, as reported on a combined basis. For the years ended December 31, 2023 and 2022, our revenue was $34.2 million and $59.1 million, respectively. For the years ended December 31, 2023 and 2022, our net loss was $50.6 million and $22.3 million, respectively. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we invest in research and development activities to improve our OmniAb technology platform, market and sell our technologies to existing and new partners, add operational, financial and management information systems and personnel to support our operations and incur additional costs associated with operating as a public company.

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
•natural disasters, outbreaks of disease or public health crises;
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

For example, in December 2023, we entered into an Open Market Sale Agreement (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million through the Sales Agent (the “ATM Offering”). Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S‐3 which was filed on December 8, 2023 and declared effective by the SEC on December 18, 2023. However, there can be no assurance that the Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by the Sales Agent or us at any time. For the year ended December 31, 2023, we did not sell any shares of our common stock under the ATM Offering.

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

Our future capital requirements will depend on many factors, including, but not limited to:

•our ability to achieve revenue growth, which is dependent on ability of our partners to successfully develop and commercialize therapies based on antibodies discovered using our platform;
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
•the impact of any pandemic or epidemic diseases on global social, political and economic conditions;
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

In recent periods, a limited number of partners accounted for a significant portion of our revenue. For the years ended December 31, 2023 and 2022, three of our partners accounted for 58% and 72% respectively, of our revenue, and 33 and 36 partners accounted for the remaining 42% and 28%, respectively, of our revenue. While moving forward we expect to diversify the number of partners and programs, in the near term these partners represent a large portion of potential revenue. Our license agreements are typically terminable by our partners without penalty with specified notice, which would terminate their access to our technology platform, although we would retain downstream economics on any OmniAb-derived antibody. As a result, if we fail to maintain our relationships with these partners or if these partners discontinue their programs, our future results of operations could be materially and adversely affected.

Biopharmaceutical development is inherently uncertain, and it is possible that none of the therapeutic candidates discovered using our platform that are further developed by our partners will become viable commercial products, on a timely basis or at all.

We use our platform to offer antibody drug-discovery programs to partners who are engaged in drug research and development. These partners include pharmaceutical and biotechnology companies of all sizes. While we receive upfront payments generated through our receipt of service revenue and technology access fees, we expect that the vast majority of the economic value of the agreements we enter into with our partners is in the downstream payments that we may receive upon achievement of development milestones and royalties on sales of any approved products. As a result, our future growth is dependent on the ability of our partners to successfully develop and commercialize therapies based on antibodies discovered using our platform. Due to our reliance on our partners, the risks relating to product development, regulatory clearance, authorization or approval and commercialization apply to us derivatively through the activities of our partners. While we believe our platform is capable of identifying high quality antibodies, there can be no assurance that our partners will successfully develop, secure marketing approvals for and commercialize any therapeutic candidates based on the antibodies discovered using our platform. As a result, we may not realize the intended benefits of our partnerships.

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

For instance, the regulatory landscape related to clinical trials in the European Union (the “EU”) recently evolved. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies.

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

It is currently unclear to what extent the United Kingdom (“UK”) will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from the EU Clinical Trials Directive (as implemented into UK law, through secondary legislation).

On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency (“MHRA”) launched an eight-week consultation on reframing the UK legislation for clinical trials which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA published its consultation outcome on March 21, 2023 in which it confirmed that it would update the existing legislation. The resulting legislative changes will ultimately determine the extent to which the UK regulations align with the CTR. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. A decision by the UK Government not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

Further, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the biopharmaceutical industry in the long term.

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

We and our partners are also subject to industry-wide FDA and other regulatory risk. The number of BLAs and NDAs approved by the FDA varies significantly over time and if there were to be an extended reduction in the number of BLAs or NDAs approved by the FDA, the industry would contract and our business would be materially harmed.

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

Our partners have significant discretion in determining when and whether to make announcements about the status of our partnerships, including about preclinical and clinical developments and timelines for advancing antibodies discovered using our platform. Based on contractual obligations, we may not be permitted to disclose the development status and progress of individual therapeutic candidates of our partners, unless and until those partners do so first. Our partners may wish to report such information more or less frequently than we desire to or may not wish to report such information at all, in which case we would not report that information either. In addition, if partners choose to announce a collaboration with us, there is no guarantee that we will recognize revenue in that quarter or even the following quarter, as fees are not necessarily payable to us until our partner begins discovery activities. The price of our common stock may decline as a result of the public announcement of unexpected results or developments in our partnerships, or as a result of our partners withholding such information.

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

We face significant competition in the market for technologies that enable the discovery and development of therapeutic antibodies. Our technologies address antibody therapeutic discovery challenges that are addressed by other platform technologies controlled by companies that have a variety of business models, including the development of internal pipelines of therapeutics, technology licensing, and the sale of instruments and devices. Examples of technical competition at different steps of our technology platform include:

•in discovery using genetically engineered rodents, we face technical competition from companies that provide access to similar technologies, such as AbCellera Biologics Inc., Ablexis LLC, Adimab LLC, Alloy Therapeutics, Inc., Biocytogen Pharmaceuticals (Beijing) Co., Ltd., Harbour Antibodies BV, Leveragen, Inc., and Regeneron Pharmaceuticals, Inc.;
•in the field of single-cell screening, we face technical competition from companies that provide access to similar technologies, such as AbCellera Biologics Inc., Bruker Corporation., HiFiBio Inc., and Sphere Fluidics Ltd.; and
•in ion channel drug discovery, we face technical competition from companies that provide similar technologies, or biological expertise, such as Charles River Labs Inc., Evotec SE, Metrion Biosciences Ltd., and WuXi AppTec.

We also face direct business competition from companies that provide antibody discovery services using technologies such as hybridoma and display. In addition, we compete with a variety of fee-for-service contract research organizations that provide services, in most cases using legacy technologies, that compete with one or more steps in our technology platform.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. Further, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension that lasted from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic.

Further, heightened governmental scrutiny is likely to continue over the manner in which product manufacturers set prices for their marketed products, which has already resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions started to take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

We expect that additional U.S. federal or foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government or foreign governments will pay for healthcare products and services, which could result in reduced demand for our products and therapeutic candidates, if approved, or additional pricing pressures. If efforts to contain the price of biopharmaceutical products are successful, the magnitude of milestone payments and royalties we would expect to receive in connection with our partners’ future prioritization and investment in developing novel biologics may be impacted. For instance, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted in the EU. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious software, bugs or viruses, human acts and natural disasters. Despite network security and back-up measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business and our reputation, and we may be unable to regain or repair our reputation in the future.

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

Our business includes numerous acquisitions completed by our former parent Ligand, including the acquisition of Crystal Bioscience in October 2017, Ab Initio in July 2019, the ion channel platform through the acquisition of the core assets of Icagen in April 2020, xCella Biosciences in September 2020, and Taurus Biosciences in September 2020. We expect to pursue additional acquisitions of businesses and assets in the future. We may not be able to find suitable partners or acquisition or asset purchase candidates in the future, and we may not be able to complete such transactions on favorable terms, if at all. The competition for strategic partners or acquisition candidates may be intense, and the negotiation process will be time-consuming and complex. If we make any additional acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, these acquisitions may not strengthen our competitive position, the transactions may be viewed negatively by partners or investors, we may be unable to retain key employees of any acquired business, relationships with key suppliers, manufacturers or partners of any acquired business may be impaired due to changes in management and ownership, and we could assume unknown or contingent liabilities. In addition, we will likely experience significant charges to earnings in connection with our efforts, if any, to consummate acquisitions. For transactions that are ultimately not consummated, these charges may include fees and expenses for investment bankers, attorneys, accountants and other advisors in connection with our efforts. Even if our efforts are successful, we may incur, as part of a transaction, substantial charges for closure costs associated with elimination of duplicate operations and facilities and acquired in process research and development charges. In either case, the incurrence of these charges could adversely affect our results of operations for particular quarterly or annual periods. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot guarantee that we will be able to fully recover the costs of any acquisition.

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

In the ordinary course of our business, we generate and store sensitive data, including research data, intellectual property and proprietary business information owned or controlled by ourselves or our employees, partners and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, accidental exposure, unauthorized access, inappropriate modification and the risk of our being unable to adequately monitor, audit, and modify our controls over our critical information. This risk extends to the third party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Further, to the extent our employees are working remotely, additional risks may arise as a result of depending on the networking and security in place in the remote environments. Furthermore, because the techniques used to obtain unauthorized access to, infiltrate, or sabotage systems change frequently and often are not recognized until after they occur, we may be unable to anticipate these exploits or implement adequate preventative measures. We may experience security breaches that may remain undetected for an extended period. Our third-party service providers and partners are also subject to these heightened risks. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack, damage and interruption from viruses or other malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.

We and our third-party service providers and partners are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services.

If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any security compromise affecting us, our service providers, partners, other contractors, consultants, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We may also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, results of operations or financial condition. Additionally, although we maintain cybersecurity insurance coverage, we cannot be certain that such coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

Our business could become subject to more extensive government regulation than we currently anticipate, and regulatory compliance obligations and the investigational exemption and approval processes to which our animals may become subject are expensive, time-consuming and uncertain both in timing and in outcome.

We believe our operations are currently subject to limited direct regulation by the FDA, comparable foreign authorities or other regulatory bodies. However, our business could in future become subject to more direct oversight by the FDA, EMA or other comparable domestic or international agencies. For example, we may be subject to evolving and variable regulations governing the production of genetically engineered organisms. In particular, the FDA regulates animals whose genomes have been intentionally altered, and the FDA considers such alterations to be new animal drugs that may require approvals or exemptions in order to be commercially marketed or for investigational use in the United States. The FDA has previously advised us that such approvals or exemptions were not required with respect to our OmniChickens designed to produce human immunoglobin in light of the early stage of our research. However, the FDA may determine that we are not in compliance with the conditions imposed upon us to avoid the requirement for such approvals or exemptions at present or we may later be required to obtain such approvals or exemptions. Furthermore, while we have no active plans to operate a manufacturing facility designed to comply with current good manufacturing practices (“cGMPs”), future market pressures or the lack of available capacity at cGMP manufacturing facilities may necessitate our entry into this market. Complying with such regulations may be expensive, time-consuming and uncertain, and if we fail to comply with any applicable requirements enforced by the FDA with respect to our intentionally genetically altered animals or otherwise, we may be subject to administratively or judicially imposed sanctions, including restrictions on our products or operations, warning or untitled letters, civil or criminal penalties, injunctions, product seizures, product detentions, import bans, product recalls, or adverse publicity requirements, any of which could have an adverse effect on our business, financial condition and operating results.

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

We and our partners may be subject to federal, state, and foreign laws and regulations that govern data privacy and security. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and may increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations govern the collection, use, disclosure, and protection of personal information, including state data breach notification laws, federal and state health information privacy laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by such laws.

In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain patient health information) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018 (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act (“CPRA”) generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in other states and are continuing to be proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

Further, from January 1, 2021, companies have been subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g., fines up to the greater of €20.0 million (£17.5 million) or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

The value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our commercial money market account portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, in 2023 the closures of financial institutions and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may impair our ability to access capital needed to support near-term working capital needs, whether from our existing investment and deposit accounts and credit facilities or otherwise, and may lead to market-wide liquidity shortages and create additional market and economic uncertainty. Furthermore, a possible recession and continuing inflation concerns has and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments, the value of our investments may nevertheless decline, and our ability to fund our near-term and long-term working capital needs to support our business and operating plans may be adversely affected. In addition, any decline in available funding or access to our cash and liquidity resources could also result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws.

Risks Related to the Separation and Distribution and Our Relationship with Ligand

If the Distribution, together with certain related transactions, failed to qualify as a reorganization under Sections 355 and 368(a)(1)(D) of the Code, or the Merger or other transactions caused Section 355(e) of the Code to apply to the Distribution, Ligand could incur significant tax liabilities, and OmniAb could be required to indemnify Ligand for taxes that could be material pursuant to indemnification obligations under the Tax Matters Agreement.

Ligand received a tax opinion from its outside tax counsel to the effect that the Distribution, together with certain related transactions, qualified as a reorganization under Sections 355 and 368(a)(1)(D) of the Code and that the Merger would not cause Section 355(e) of the Code to apply to the Distribution.

The tax opinion was delivered in connection with the closing of the Merger and was based on, among other things, certain facts, assumptions, representations and undertakings from Ligand and OmniAb, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are incorrect or not satisfied, Ligand may not be able to rely on the opinion, and Ligand could be subject to significant U.S. federal income tax liabilities. In addition, the opinion is not binding on the IRS or the courts and notwithstanding the opinion, the IRS could determine on audit that the Distribution, together with certain related transactions, does not qualify as a reorganization if it determines that any of the facts, assumptions, representations or undertakings on which the opinion is based are not correct or have been violated or that the Distribution, together with certain related transactions, should be taxable for other reasons, including as a result of a significant change in stock or asset ownership of Ligand or OmniAb after the Distribution.

If the Distribution, together with certain related transactions, is ultimately determined not to qualify as a reorganization, the Distribution could be treated as a taxable disposition of shares of OmniAb stock by Ligand. In such case, Ligand could incur significant U.S. federal income tax liabilities.

Under the Tax Matters Agreement that OmniAb entered into with Ligand, OmniAb is generally required to indemnify Ligand against certain taxes incurred by Ligand that arise in connection with the Distribution as a result of certain actions or omissions by OmniAb. Further, even if OmniAb is not responsible for tax liabilities of Ligand under the Tax Matters Agreement, OmniAb nonetheless could be liable under applicable U.S. federal tax law for such liabilities if Ligand were to fail to pay them. If OmniAb is required to pay any liabilities under the circumstances set forth in the Tax Matters Agreement or pursuant to applicable tax law, the amounts may be significant.

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

Under the Tax Matters Agreement that we entered into with Ligand, we are required to comply with the representations made in the materials submitted to legal counsel in connection with the tax opinion that Ligand received regarding the intended tax treatment of the Distribution and certain related transactions. The Tax Matters Agreement also restricts our ability to take or fail to take any action if such action or failure to act could adversely affect the intended tax treatment of the Distribution, together with certain related transactions. In particular, except in specific circumstances, in the two years following the Distribution, we are restricted from, among other things, (i) entering into certain transactions pursuant to which all or a portion of shares of our common stock would be acquired, whether by merger, consolidation, certain stock issuances or otherwise, and (ii) ceasing to actively conduct certain of the OmniAb businesses. These restrictions may limit for a period of time our ability to pursue certain transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.

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

Additionally, on June 1, 2023, the European Union Patent Package (EU Patent Package) regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (UPC) for litigation involving European patents. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

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

In addition, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

General Risk Factors

Our employees, consultants and partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, and insider trading.

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

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflation, increases in unemployment rates and interest rates and uncertainty about economic stability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the wars between Russia and Ukraine and Israel and Hamas, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. In addition, in 2023 the closures of financial institutions and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Our business is subject to risks arising from pandemic and epidemic diseases.

Future pandemics, including the residual effects of the COVID-19 pandemic, or other public health epidemics pose the risk that we or our employees, contractors, including our CROs, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. We cannot guarantee that pandemics, such as COVID-19 or the emergence of variants thereof, or a similar event, will not impact our operations or business in the future. Such pandemic or other event could: disrupt the supply chain and the manufacture or shipment of products and supplies for use by us in our discovery activities and by our partners for their discovery and development activities; delay, limit or prevent us or our partners from continuing research and development activities; impede our negotiations with partners and potential partners; impede testing, monitoring, data collection and analysis and other related activities by us and our partners; interrupt or delay the operations of the FDA, EMA, comparable foreign authorities or other regulatory bodies, which may impact review and approval timelines for initiation of clinical trials or marketing; impede the launch or commercialization of any approved products; any of which could delay our partnership programs, increase our operating costs, and have a material adverse effect on our business, financial condition and results of operations.

In addition, if COVID-19 or any other pandemic or epidemic disease infects our genetically modified animals, which form the basis of our platform, or if there is an outbreak among our employees or our subcontractor’s employees who maintain and care for these animals, we and our partners may be unable to produce antibodies for development. The COVID-19 pandemic and mitigation measures had, and any emergence of variants thereof or future pandemic or epidemic disease outbreaks may have, an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition and the trading price of shares of our common stock and could impair our ability to raise capital when needed. The extent to which pandemics or epidemics diseases impact our results of operations will depend on future developments that are highly uncertain and cannot be predicted, including information that may emerge concerning new variants of COVID-19. Further, to the extent any outbreak of an epidemic disease adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section.

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
•the impact of any natural disasters or public health emergencies;
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

Following the consummation of the Business Combination, the liquidation and dissolution of the Sponsor resulted in the distribution of all its assets, including our securities, to its limited partners, which are ultimately controlled by affiliates of Avista Capital Partners. Affiliates of Avista Capital Partners own 15,817,934 shares including earnout shares, or 13.5% of our outstanding Common Stock as of December 31, 2023. In addition, affiliates of Avista Capital Partners own Warrants to purchase 11,345,489 shares of our Common Stock at an exercise price of $11.50 per share. The interests of such holders may not align with the interests of our public shareholders in the future. Avista Capital Partners and its affiliates are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. In addition, Avista Capital Partners may have an interest in us pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to us and our public shareholders.

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

Under a registration statement on Form S-1, Registration No. 333-268613, that we filed the with SEC on February 7, 2023, as amended, including as amended by the Post-Effective Amendment No. 3 to Form S-1 on Form S-3 that we filed with the SEC on December 8, 2023 and the SEC declared effective on December 18, 2023 (the “Resale S-3”), the Selling Securityholders (as defined in the Resale S-3) may sell (a) up to 36,450,645 Total Resale Shares (as defined in the Resale S-3 and which represented approximately 31.2% of our total outstanding Common Stock as of December 31, 2023, assuming no exercise of the Warrants and options, or approximately 28.4% of our outstanding Common Stock if the Warrants were exercised in full), which consist of (i) up to 3,920,440 shares of Common Stock issued in connection with the Business Combination at an equity consideration value of $10.00 per share, including 843,736 Earnout Shares (as defined in the Resale S-3), (ii) 15,922,934 shares of Common Stock issued to the Sponsor in private placements, which include 5,750,000 shares of Founder Shares (as defined in the Resale S-3) issued in connection with APAC’s initial public offering (the “IPO”) at a purchase price of approximately $0.004 per share, including 1,293,299 Sponsor Earnout Shares (as defined in the Resale S-3), and an aggregate of 10,172,934 shares issued in the Redemption Backstop and the Forward Purchase (each as defined in the Resale S-3) at a purchase price of $10.00 per share, (iii) 11,345,489 shares of Common Stock that are issuable upon the exercise of 11,345,489 Private Placement Warrants (as defined in the Resale S-3) at an exercise price of $11.50 per share, which include 8,233,333 warrants originally issued by us to the Sponsor in connection with the IPO at a price of $1.50 per Private Placement Warrant, and an aggregate of 3,112,156 warrants issued to the Sponsor in the Redemption Backstop and the Forward Purchase, which warrants were issued as part of the overall share purchase price of $10.00 per share in such transactions, and (iv) 5,115,522 shares of Common Stock issued or issuable upon the exercise of options to purchase Common Stock and the vesting of restricted stock units and performance restricted stock units, and (b) up to 11,345,489 of the Private Placement Warrants (which represented approximately 8.8% of our total outstanding Common Stock as of December 31, 2023, assuming the Warrants were exercised in full).

Such equityholders will not be restricted from selling shares of Common Stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of Common Stock in the public market could occur at any time. These sales by us, the Selling Securityholders and/or by our other existing securityholders, or the perception that those sales might occur, could reduce the market price of our Common Stock and Warrants and could impair our ability to raise capital through the sale of additional equity securities. The sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price. We are unable to predict the effect that such sales may have on the prevailing market prices of our Common Stock and Warrants.

Certain existing shareholders purchased our shares at a price below the current trading price of such shares, and may experience a positive rate of return based on the current trading price. Our future investors may not experience a similar rate of return.

The sale of all the securities being offered in the Resale S-3 could result in a significant decline in the public trading price of our securities. Despite such a decline in the public trading price, some of the Selling Securityholders may still experience a positive rate of return on the securities they purchased due to the differences in the purchase prices described in the Resale S-3. Additionally, even if the current trading price of our Common Stock is at or significantly below the price at which the units were issued in the IPO, some of the Selling Securityholders may still have an incentive to sell because they could still profit on sales due to the lower price at which they purchased their shares compared to the public investors. For example, the 5,750,000 Founder Shares were initially purchased by the Sponsor at a price of $0.004 per share. Based on the closing price of our Common Stock on March 1, 2024 of $5.91 per share, the holders of the Founder Shares, including affiliates of the Sponsor, would experience a potential profit of up to approximately $5.906 per share, or approximately $34.0 million in the aggregate. Public securityholders may not be able to experience the same positive rates of return on securities they purchase due to the low price at which the Sponsor initially purchased the Founder Shares.

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

There are circumstances in which the exercise of the warrants issued in the IPO (the “Public Warrants”) may be required or permitted to be made on a cashless basis. If our Common Stock is not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act at the time that any warrant is exercised, we may, at our option, require holders of Public Warrants who exercise their Warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In addition, if we call the Public Warrants for redemption, our management will have the option to require all holders that wish to exercise Warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Warrants, as applicable. As a result, you would receive fewer shares of Common Stock from such exercise than if you were to exercise such Warrants for cash.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and personal information of employees and others (“Information Systems and Data”). We design and assess our program based on the International Standards Organization’s (ISO) International standard “ISO 27001: Information security management systems”, and “ISO 27002: Code of practice for information security controls”. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the ISO standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.”

Our information technology department with the assistance of third-party service providers help identify, assess and manage the Company’s cybersecurity threats and risks. Our information technology department identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: manual and automated cybersecurity tools such as malware scans, penetration testing, vulnerability testing such as phishing simulations and analysis of reported threats.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: employee training, access controls, data encryption, systems monitoring, regular patching of operating systems and software, a password policy, a written IT security incident response plan, and cybersecurity insurance coverage.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the information technology department works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business and reports to the Audit Committee of the Board of Directors, which evaluates cybersecurity and information technology risk as well as other aspects of our overall enterprise risk.

We have not identified cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor— Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.”

Cybersecurity Governance

Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Board of Directors’ Audit Committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Vice President of Data Sciences and IT, who has prior work experience in information technology, and our Director of IT, who has experience in network security and systems administration. The Vice President of Data Sciences and IT and Director of IT have a combined 25 years of risk management experience. Our Vice President of Data Sciences and IT is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel.

Our IT security incident response plan is designed to escalate certain cybersecurity incidents to our IT Security Council depending on the circumstances. Our IT Security Council is made up of our Chief Executive Officer, Chief Financial Officer, Chief Legal Officer and Secretary, Vice President of Data Sciences and IT, and Director of IT. Based on the severity and materiality of the incident, the Company’s IT security incident response plan also includes reporting to the Audit Committee of the Board of Directors for cybersecurity incidents. In addition, the Audit Committee receives regular reports from management concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them.

Item 2. Properties

Our corporate headquarters and primary research and development facilities are located in Emeryville, California, where we lease approximately 35,000 square feet of space under leases expiring in 2032. We also lease approximately 31,000 square feet of research and development space in Durham, North Carolina and Tucson, Arizona, under leases that expire between 2026 and 2029. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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

Holders of Record

As of close of business on March 1, 2024, there were 1,941 holders of record of our common stock and three holders of record of our Warrants. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

Not applicable.

Unregistered Sales of Equity Securities

Other than as previously disclosed in our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the 12 months ended December 31, 2023.

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

Overview

OmniAb, Inc. licenses cutting edge discovery research technology to the pharmaceutical and biotech industry to enable the discovery of next generation therapeutics. Our technology platform creates and screens diverse antibody repertoires and is designed to quickly identify optimal antibodies for our partners’ drug development efforts. At the heart of the OmniAb platform is something we call Biological IntelligenceTM, which powers the immune systems of our proprietary, engineered transgenic animals to create optimized antibody candidates for human therapeutics.

We believe the OmniAb animals comprise the most diverse host systems available in the industry. Our suite of technologies and methods, including computational antigen design and immunization methods, paired with high-throughput single B cell phenotypic screening and mining of next-generation sequencing datasets with custom algorithms, are used to identify fully human antibodies with exceptional performance and developability characteristics. We provide our partners both integrated end-to-end capabilities and highly customizable offerings, which address critical industry challenges and provide optimized antibody discovery solutions.

As of December 31, 2023, we had 77 active partners with 325 active programs using the OmniAb technology platform, including 28 OmniAb-derived antibodies in clinical development by our partners, one under regulatory review, and three approved products of our partners.

Our proprietary transgenic animals, including OmniRat®, OmniChicken® and OmniMouse® have been genetically modified to generate antibodies with human sequences to streamline the development of human therapeutic candidates. OmniFlic® and OmniClic® are fixed or common light-chain rats and chickens, respectively, designed to facilitate the discovery of bispecific antibodies. OmniTaur™ provides cow-inspired antibodies with unique structural characteristics for challenging targets. In May 2023, we announced the launch of OmniDeep™, a suite of in silico, AI and machine learning tools for therapeutic discovery and optimization that are woven throughout our various technologies and capabilities. These tools include structural modeling, molecular dynamics simulations, large multi-species antibody databases, artificial intelligence, machine learning, deep learning models and more. OmniDeep is designed to expedite the identification of candidates with the optimal affinity, specificity and developability profiles required for successful drug development. In November 2023, we launched OmnidAbTM, an in vivo platform for the discovery of single domain antibodies based upon a human VH scaffold that affinity matures in a chicken host environment to provide a functionally diverse immune repertoire unavailable from mammalian systems. We offer the industry’s only 4-species platform with differentiated technologies and capabilities.

We partner with pharmaceutical and biotechnology companies and leading academic institutions that vary in size, clinical stage, geography and therapeutic focus. Our license agreements are negotiated separately for each discovery partner, and as a result, the financial terms and contractual provisions vary from agreement to agreement. We structure our license agreements with partners to typically include: (i) upfront or, in some instances, annual payments for technology access (license revenue), (ii) payments for the performance of research services (service revenue), (iii) downstream payments in the form of preclinical, intellectual property, clinical, regulatory, and commercial milestones (milestone revenue), and (iv) royalties on net sales of our partners’ products. We succeed when our partners are successful and our agreements are structured to align economic and scientific interests. Our typical royalty rates for antibody discovery contracts are currently in the low- to mid-single digits, and can vary depending on the other economic terms in the agreement. Our future success and the potential to receive these payments are entirely dependent on our partners’ efforts over which we have no control. If our partners determine not to proceed with the future development of a drug candidate, we will not receive any future payments related to that program. Additionally, unless publicly disclosed by our partners, we do not have access to information related to our partners’ clinical trial results, including serious adverse events, or ongoing communications with regulatory agencies regarding our partners’ current clinical programs, which limits our visibility into how such programs may be progressing.

Historically, our revenue has been derived from payments for technology access, collaborative research services and milestones. We believe the long-term value of our business will be driven by partner royalties as such payments are based on global sales of potential future partner antibodies, which generally provide for larger and recurring payments as compared to technology access, research and milestone payments. We believe our revenue will be materially driven by milestones in the shorter term, and by royalties in the longer term, from our partnered programs in the United States and Europe. However, there is significant uncertainty in timing and likelihood of reaching marketing authorization in drug discovery and development, and we cannot be certain when, if at all, royalty payments will be a material portion of our revenue. Furthermore, we do not control the progression, clinical development, regulatory strategy or eventual commercialization of antibodies discovered using our platform, and as a result, we are entirely dependent on our partners’ efforts and decisions with respect to such antibodies.

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

Following the Separation, we began accounting for our financial activities as an independent entity. Our financial statements as of December 31, 2023 and December 31, 2022 and for the period from November 1, 2022 through December 31, 2022 are based on the reported results of OmniAb as a standalone company. The accompanying consolidated and combined financial statements include the accounts of OmniAb and its wholly owned subsidiaries. All intercompany transactions and accounts within OmniAb have been eliminated.

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

Metric	December 31, 2023	December 31, 2022	% Change
Active partners	77	69	12%
Active programs	325	291	12%
Active clinical programs and approved products	32	26	23%
Approved products	3	3	—%

Active partners represents the number of partners that have rights to an active program or have executed a license agreement in advance of initiating an active program. We view this metric as an indication of the competitiveness of our platform and our current level of market penetration. The metric also relates to our opportunities to secure additional active programs.

Active programs represents a program for which research work has commenced or where an antigen is introduced into our animals and remains so as long as the program is actively being developed or commercialized. This number includes active clinical programs and approved products separately disclosed in the table above. We view this metric as an indication of the usage of our technology and the potential for mid- and long-term milestone and royalty payments.

Active clinical programs and approved products represents the number of unique programs for which an Investigational New Drug Application or equivalent under other regulatory regimes has been filed based on an OmniAb-derived antibody and which are in clinical development by our partners. We continue to count programs as active as long as they are actively being developed, under regulatory review or commercialized. Where the date of such application is not known to us, we use the official start date from clinical trial registries for the purpose of calculating this metric. This number includes approved products separately disclosed in the table above. We view this metric as an indication of our near- and mid-term potential revenue from milestone fees and potential royalty payments in the long term.

Approved products represents an OmniAb-derived antibody for which our partner has received marketing approval. We view this metric as an indication of our near- and mid-term potential revenue from royalty payments.

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is presented below:

Revenue

(Dollars in thousands)	2023	2022	$ Change	% Change
License and milestone revenue	$20,699	$38,926	$(18,227)	(47)%
Service revenue	12,180	18,784	(6,604)	(35)%
Royalty revenue	1,285	1,367	(82)	(6)%
Total revenue	$34,164	$59,077	$(24,913)	(42)%

•License and milestone revenue decreased primarily due to (1) the recognition of a $25.0 million milestone related to the first commercial sale of teclistamab in the U.S. during the year ended December 31, 2022, which was partially offset by the recognition of a $10.0 million milestone related to the first commercial sale of teclistamab in the EU during the year ended December 31, 2023 and (2) decreases in license and milestone revenue from other programs.
•Service revenue decreased as a result of the completion of work on certain ion channel programs and adjustments resulting from the extension of one of our ion channel programs with GSK, partially offset by the recognition of a portion of a research progression milestone.

Operating Expenses

(Dollars in thousands)	2023	2022	$ Change	% Change
Research and development	$56,525	$48,364	$8,161	17%
General and administrative	33,313	24,903	8,410	34%
Amortization of intangibles	13,554	13,050	504	4%
Other operating (income) expense, net	191	(592)	783	NM(1)
Total operating expenses	$103,583	$85,725	$17,858	21%
_____________
(1)Percentage change is not meaningful.

•Research and development expenses increased primarily due to increased personnel costs and rent expenses for newly leased facilities as we invested in the growth and development of our business.
•General and administrative expenses increased primarily due to personnel-related costs and costs associated with our obligations as a new public company.
•The change in other operating (income) expense, net was primarily due to changes in the fair value adjustments to contingent earnout liabilities and royalty expense.

Other income (expense)

Interest income of $5.1 million and $0.6 million during the years ended December 31, 2023 and December 31, 2022, respectively, was due to interest earned on short-term investments. Prior to the Separation on November 1, 2022, interest income was earned and accounted for by Ligand.

Income tax benefit

(Dollars in thousands)	2023	2022	$ Change	% Change
Loss before income tax	$(64,363)	$(26,061)	$(38,302)	147%
Income tax benefit	13,744	3,727	10,017	269%
Net loss	$(50,619)	$(22,334)	$(28,285)	127%
Effective Tax Rate	21.4%	14.3%

Our effective tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions. The tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Our effective tax rate for the year ended December 31, 2023 differed from the federal statutory tax rate of 21.0% primarily due to the tax benefit from research and development credits and the deduction of certain transaction costs, offset with non-deductible share-based compensation expense. Our effective tax rate for the year ended December 31, 2022 differed from the federal statutory tax rate of 21.0% primarily due to non-deductible share-based compensation expense and an increase to our valuation allowance recorded against deferred tax assets, partially offset by the tax benefit from research and development tax credits and the impact of changes in our state tax rate.

Liquidity and Capital Resources
Prior to our spin-off from Ligand, funding from Ligand was our primary source of liquidity. In connection with the closing of the Business Combination, we were capitalized with $95.8 million in net cash, and as of December 31, 2022, had cash, cash equivalents short-term investments of $88.3 million. As of December 31, 2023, our cash, cash equivalents and short-term investments were $87.0 million. We believe our cash, cash equivalents and short-term investments and the cash we expect to generate from operations will provide us the flexibility we need to meet operating, investing, and financing needs and support our operations through at least the next 12 months.

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
•the impact of pandemics or other epidemic diseases on global social, political and economic conditions;
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

Cash Flow Summary

(dollars in thousands)	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$2,347	$(3,587)	$5,934
Investing activities	(18,376)	(73,313)	54,937
Financing activities	$(892)	$110,739	$(111,631)

Cash Used in Operating Activities:

During the year ended December 31, 2023, cash provided by operating activities of $2.3 million primarily reflected our net loss of $50.6 million for the period, adjusted by net non-cash charges of $28.1 million and a net change in operating assets and liabilities of $24.9 million. The net non-cash charges primarily consisted of share-based compensation expense of $24.8 million and depreciation and amortization expense of $19.5 million, which were partially offset by a $12.5 million change in deferred income taxes, net. The net change in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $26.9 million and a decrease in deferred revenue of $5.3 million.

During the year ended December 31, 2022, cash used in operating activities of $3.6 million primarily reflected our net loss of $22.3 million for the period, adjusted by net non-cash charges of $29.6 million and a net change in operating assets and liabilities of $10.8 million. The net non-cash charges primarily consisted of share-based compensation expense of $18.3 million, and depreciation and amortization expense of $18.2 million, which were partially offset by a $6.4 million change in deferred income taxes, net. The net change in operating assets and liabilities was primarily driven by an increase in accounts payable and accrued liabilities of $15.1 million offset by an increase in accounts receivable of $12.7 million and a decrease in deferred revenue of $9.5 million.

Cash Used in Investing Activities:

During the year ended December 31, 2023, cash used in investing activities of $18.4 million primarily consisted of $112.6 million of cash used to purchase short-term investments and $96.9 million of cash from the maturity of short-term investments.

During the year ended December 31, 2022, cash used in investing activities of $73.3 million primarily consisted of $54.8 million of cash used to purchase short-term investments and $17.2 million of cash used to purchase property and equipment.

Cash Provided by Financing Activities:

As Ligand managed our cash and financing arrangements prior to the completion of the Separation, all excess cash generated through earnings was deemed remitted to Ligand and all sources of cash were deemed funded by Ligand. Cash provided by financing activities during the year ended December 31, 2023 and 2022 primarily included cash transferred to us from Ligand based on changes in our cash used for operations.

During the year ended December 31, 2023, cash used in financing activities was $0.9 million.

During the year ended December 31, 2022, cash provided by financing activities was $110.7 million, which primarily consisted of $96.2 million of proceeds from the issuance of common stock upon the business combination and $18.6 million net transfer from Ligand, partially offset by $4.3 million in payments for deferred transaction costs and $2.0 million of payments to CVR holders.

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

As of December 31, 2023, our cash equivalents and marketable securities of $82.9 million primarily consisted of money market mutual funds and U.S. government and agency securities. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2023, we estimate that the increase would have resulted in a hypothetical decline of $0.4 million in the net fair value of our interest-sensitive securities.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of OmniAb, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of OmniAb, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated and combined statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California
March 25, 2024

OMNIAB, INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$16,358	$33,390
Short-term investments	70,625	54,875
Accounts receivable, net	3,844	30,290
Prepaid expenses and other current assets	4,074	6,395
Total current assets	94,901	124,950
Intangible assets, net	155,467	167,242
Goodwill	83,979	83,979
Property and equipment, net	18,249	19,979
Operating lease right-of-use assets	19,884	21,483
Restricted cash	560	449
Other long-term assets	2,185	3,130
Total assets	$375,225	$421,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,411	$2,971
Accrued expenses and other current liabilities	7,068	5,557
Income tax payable	—	3,485
Current contingent liabilities	1,303	4,022
Current deferred revenue	6,848	8,207
Current operating lease liabilities	3,486	1,780
Total current liabilities	23,116	26,022
Long-term contingent liabilities	3,203	4,089
Deferred income taxes, net	11,354	21,341
Long-term operating lease liabilities	22,075	24,016
Long-term deferred revenue	862	4,325
Other long-term liabilities	30	46
Total liabilities	60,640	79,839
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2023 and December 31, 2022; 116,859,468 and 115,218,229 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	353,890	330,100
Accumulated other comprehensive income	50	9
Retained earnings (accumulated deficit)	(39,367)	11,252
Total stockholders’ equity	314,585	341,373
Total liabilities and stockholders’ equity	$375,225	$421,212

See accompanying notes to these consolidated and combined financial statements.

OMNIAB, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	December 31,
	2023	2022
Revenues:
License and milestone revenue	$20,699	$38,926
Service revenue	12,180	18,784
Royalty revenue	1,285	1,367
Total revenues	34,164	59,077
Operating expenses:
Research and development	56,525	48,364
General and administrative	33,313	24,903
Amortization of intangibles	13,554	13,050
Other operating (income) expense, net	191	(592)
Total operating expenses	103,583	85,725
Loss from operations	(69,419)	(26,648)
Other income (expense):
Interest income	5,055	587
Other income, net	1	—
Total other income, net	5,056	587
Loss before income tax	(64,363)	(26,061)
Income tax benefit	13,744	3,727
Net loss	$(50,619)	$(22,334)

Net loss per share, basic and diluted	$(0.51)	$(0.26)
Weighted-average shares outstanding, basic and diluted	99,683	85,318

Net loss	$(50,619)	$(22,334)
Unrealized net gain on available-for-sale securities	41	9
Comprehensive loss	$(50,578)	$(22,325)

See accompanying notes to these consolidated and combined financial statements.

OMNIAB, INC.
CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Parent company net investment	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2022	—	$—	$—	$—	$—	$234,307	$234,307
Parent allocation of shared-based compensation	—	—	—	—	—	14,444	14,444
Net transfers from parent company	—	—	—	—	—	15,047	15,047
Consummation of Separation transaction	97,611,032	10	230,202	—	—	(230,212)	—
Issuance of common stock upon Business Combination, net of transaction costs	17,209,070	2	95,767	—	—	—	95,769
Issuance of common stock under employee stock compensation plans, net of tax	398,127	—	253	—	—	—	253
Share-based compensation	—	—	3,878	—	—	—	3,878
Unrealized net gain on available-for-sale securities	—	—	—	9	—	—	9
Net income (loss)	—	—	—	—	11,252	(33,586)	(22,334)
Balance at December 31, 2022	115,218,229	$12	$330,100	$9	$11,252	$—	$341,373
Issuance of common stock under employee stock compensation plans, net of tax	1,641,239	—	1,523	—	—	—	1,523
Share-based compensation	—	—	24,820	—	—	—	24,820
Unrealized net gain on available-for-sale securities	—	—	—	41	—	—	41
Adjustments to net transfers of deferred income taxes, net from former parent company	—	—	(2,553)	—	—	—	(2,553)
Net loss	—	—	—	—	(50,619)	—	(50,619)
Balance at December 31, 2023	116,859,468	12	353,890	50	(39,367)	—	314,585

See accompanying notes to these consolidated and combined financial statements.

OMNIAB, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(50,619)	$(22,334)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,497	18,249
Share-based compensation	24,820	18,322
Amortization of discounts on short-term investments, net	(3,441)	(170)
Deferred income taxes, net	(12,540)	(6,419)
Change in estimated fair value of contingent liabilities	(341)	(592)
Other operating activities	100	190
Changes in operating assets and liabilities, net
Accounts receivable, net	26,898	(12,737)
Prepaid expenses and other current assets	2,321	(4,714)
Other long-term assets	642	(788)
Accounts payable, accrued expenses, and other current liabilities	936	15,068
Operating lease liabilities	(563)	1,810
Deferred revenue	(5,347)	(9,489)
Other long-term liabilities	(16)	17
Net cash provided by (used in) operating activities	2,347	(3,587)
Investing activities
Purchases of property and equipment	(1,644)	(17,168)
Purchases of short-term investments	(112,616)	(54,775)
Proceeds from the maturity of short-term investments	96,900	—
Proceeds from sale of short-term investments	3,424	70
Payments to CVR holders	(4,440)	(1,440)
Net cash used in investing activities	(18,376)	(73,313)
Financing activities
Proceeds from consummation of separation transaction	—	1,842
Proceeds from issuance of common stock in Business Combination	—	96,242
Proceeds from issuance of common stock from stock plans, net	1,205	624
Taxes paid related to net share settlement of equity awards	(1,324)	(189)
Payments to CVR holders	(300)	(2,025)
Payment of transaction costs	(473)	(4,327)
Net transfer from parent	—	18,572
Net cash provided by (used in) financing activities	(892)	110,739
Net increase in cash, cash equivalents, and restricted cash	(16,921)	33,839
Cash, cash equivalents and restricted cash at beginning of year	33,839	—
Cash, cash equivalents and restricted cash at end of year	$16,918	$33,839
Supplemental cash flow information:
Right-of-use assets obtained in exchange for operating lease obligations	$328	$10,136
Deferred revenue recorded in accounts receivable	$517	$942
Taxes paid	$2,614	$—
Supplemental non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$667	$22
Intangible additions recorded in contingent liabilities	$1,476	$4,804
Transaction cost recorded in accounts payable	$370	$473

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

The combined financial statements include all revenues, expenses, assets and liabilities directly associated with the business activity of Legacy OmniAb as well as an allocation of certain general and administrative expenses related to facilities, functions and services provided by Ligand. These corporate expenses have been allocated to Legacy OmniAb based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount or a percentage of total operating expenses or other measures that management believes are consistent and reasonable. See Note 3 – Relationship with Ligand and Related Entities.

Ligand maintained various share-based compensation plans at a corporate level. Legacy OmniAb employees participated in those programs, and a portion of the compensation cost associated with those plans are included in Legacy OmniAb’s combined statements of operations and Parent company net investment. The amounts presented in the combined financial statements are not necessarily indicative of future awards and may not reflect the results that Legacy OmniAb would have experienced as a stand-alone entity. See Note 3 – Relationship with Ligand and Related Entities for additional discussion.

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

Periods after the Separation

Following the Separation, the Company began accounting for its financial activities as an independent entity. The Company’s financial statements as of December 31, 2023, December 31, 2022 and for the period from November 1, 2022 through December 31, 2022 are based on the reported results of OmniAb as a standalone company. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts within the Company have been eliminated.

Separation-related adjustments

Pursuant to the Separation Agreement, certain accounts receivables, accounts payables, and accrued liabilities included in Legacy OmniAb’s combined balance sheets immediately prior to the Separation were retained by Ligand, and therefore, were adjusted through the net parent investment in Legacy OmniAb’s combined financial statements. In addition, in connection with the Separation, certain equity awards were converted in accordance with the Employee Matters Agreement, as further described in Note 11 – Share-Based Compensation.

As a standalone entity, the Company files tax returns on its own behalf, and tax balances and the effective income tax rate may differ from the amounts reported in the historical periods. The difference between the tax attributes the Company historically calculated on a carve-out basis and the actual tax attributes that the Company received as a standalone entity on November 1, 2022 was adjusted through additional paid-in-capital. In connection with the Separation on November 1, 2022, the Company adjusted its deferred tax and additional paid-in capital balances during the years ended December 31, 2023 and December 31, 2022 and computed its related tax provision to reflect operations as a standalone entity.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less when purchased. As of December 31, 2023, cash and cash equivalents primarily consisted of bank deposits, money market funds as well as U.S. government and agency securities. The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the consolidated and combined balance sheets to the total of the amount presented in the consolidated and combined statements of cash flows:

(in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$16,358	$33,390
Restricted cash	560	449
Total cash, cash equivalents and restricted cash presented in the consolidated and combined statements of cash flows	$16,918	$33,839

The restricted cash relates to deposits for the Company’s property leases. The restriction will lapse when the related leases expire.

Short-term Investments

Short-term investments primarily consist of commercial paper, corporate debt securities, asset-backed securities and government and agency securities. The Company classifies short-term investments as “available-for-sale” as the sale of such investments may be required prior to maturity to implement management strategies. Therefore, the Company has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying consolidated and combined balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive income as a component of stockholders’ equity until realized.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. During the goodwill impairment review, the Company assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of its reporting unit is less than the carrying amount, including goodwill. The Company operates in one reporting unit. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, the overall financial performance, and events affecting the reporting unit. If, after assessing the totality of these qualitative factors, the Company determines that it is not more-likely-than-not that the fair value of its reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the quantitative assessment. The Company will then evaluate goodwill for impairment by comparing the estimated fair value of the reporting unit to its carrying value, including the associated goodwill. To determine the fair value, the Company generally uses a combination of market approach based on OmniAb and comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. The Company’s cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative assessment for the goodwill impairment test. The Company performed the annual assessment for goodwill impairment during the fourth quarter of 2023 and 2022, noting no impairment indicators under the qualitative assessment.

The Company’s identifiable intangible assets are composed of acquired core technologies, licensed technologies, contractual relationships, customer relationships and trade names. Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over the assets’ respective estimated useful life. The Company regularly performs reviews to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, the Company estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include market conditions, industry and economic trends, changes in regulations, clinical success, historical and forecasted financial results, significant changes in the ability of a particular asset to generate positive cash flows, and the pattern of utilization of a particular asset. The Company did not identify indicators of impairment for the finite-lived intangibles and other long-lived assets at December 31, 2023 and 2022.

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

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated and combined balance sheets. The Company generally receives payment at the point it satisfies its obligation or soon after. Any fees billed in advance of being earned are recorded as deferred revenue. During the year ended December 31, 2023, the amount recognized as revenue that was previously deferred at December 31, 2022 was $6.4 million. During the year ended December 31, 2022, the amount recognized as revenue that was previously deferred at December 31, 2021 was $10.5 million.

Disaggregation of Revenue

The disaggregated revenue categories are presented on the face of the consolidated and combined statements of operations and comprehensive loss.

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

In general, the taxable income or loss of Legacy OmniAb for the tax periods prior to November 1, 2022 were included in Ligand’s U.S. consolidated federal and combined state income tax returns, where applicable. As such, separate income tax returns were not prepared for OmniAb. Consequently, income taxes currently payable are deemed to have been remitted by Ligand in the period the liability arose and income taxes currently receivable were deemed to have been received from Ligand in the period that a refund could have been recognized by OmniAb had the Company been a separate taxpayer, if applicable. For the tax periods after October 31, 2022, the Company files its own consolidated federal income tax return and combined state income tax returns separate from Ligand. Any income taxes due for the tax periods after October 31, 2022 are directly payable by the Company.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed below, the Company believes that the impact of recently issued standards are either not applicable to the Company or will not have a material impact on its consolidated financial statements upon adoption.

The following table provides a brief description of recently issued accounting standards:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures	ASU 2023-07 updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.	Effective for the Company for fiscal years beginning after December 15, 2023	The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	The amendments in this ASU address investor requests for more transparency about income tax information through improvements to tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures.	Effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted.	The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and assess performance. The Company operates in one reportable business segment.

Concentrations of Business Risk

Revenue from significant partners, which is defined as 10% or more of total revenue, was as follows:

	Year Ended December 31,
	2023	2022
Partner A	29%	47%
Partner B	15%	10%
Partner C	14%	15%

As of December 31, 2023, amounts due from three partners exceeded 10% of gross trade receivables and accounted for 88% of net trade receivables. As of December 31, 2022, amounts due from one partner exceeded 10% of gross trade receivables and accounted for 83% of net trade receivables.

3. Relationship with Ligand and Related Entities

Prior to the Separation, the OmniAb business was managed and operated in the normal course of business consistent with other affiliates of Ligand. Accordingly, certain shared costs were allocated to the Company and reflected as expenses in the combined financial statements. Management considered the allocation methodologies used to be reasonable and appropriate reflections of the historical Parent expenses attributable to OmniAb for purposes of the stand-alone financial statements. However, the expenses reflected in the combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if OmniAb historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the combined financial statements may not be indicative of related expenses that will be incurred in the future by OmniAb.

General Corporate Overhead

The combined statements of operations include expenses for certain centralized functions (such as information systems, accounting, treasury, audit, purchasing, human resources, legal and facilities), executive compensation and other programs provided and/or administered by Ligand that were charged directly to the Company. A portion of these costs benefited the Company and were allocated using a pro-rata method based on project-related costs or other measures that management believed were consistent and reasonable.

Costs of $5.5 million for the ten months ended October 31, 2022 have been reflected in the general and administrative expenses in our combined statements of operations for our allocated share of Parent’s corporate overhead.

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

Equity-Based Incentive Plans

Certain of our employees participated in Ligand’s equity-based incentive plans. Under the Ligand 2002 Stock Incentive Plan (2002 Plan), employees, directors, managers and advisors were awarded share-based incentive awards in a number of forms, including nonqualified stock options. Under the 2002 Plan, employees could be awarded share-based incentive awards which included non-statutory stock options or incentive stock options, restricted stock units, performance stock units and other cash-based or share-based awards. Awards granted to employees under the incentive plans typically vested 1/8 on the six month anniversary of the date of grant, and 1/48 each month thereafter for 42 months. The Company measured share-based compensation for all share-based incentive awards at fair value on the grant date. Share-based compensation expense was generally recognized on a straight-line basis over the requisite service periods of the awards.

Compensation costs associated with the Company’s employees’ participation in the incentive plans were specifically identified for employees who exclusively supported the Company’s operations and were allocated to the Company as part of the cost allocations from Ligand. Total costs charged to the Company related to its employees’ participation in Ligand’s incentive plans, depending on the nature of the employee’s role in operations, was $14.4 million ($8.2 million in research and development expenses and $6.2 million in general and administrative expenses) during the ten months ended October 31, 2022.

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

Costs charged to the Company related to the Company’s participation in its former Parent’s ESPP was $0.1 million for the year ended December 31, 2022.

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

Financial Instruments Measured on a Recurring Basis

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	Fair Value Measurements as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$12,289	$—	—	$12,289
Total cash equivalents	$12,289	$—	$—	$12,289

Short-term investments
Government and agency securities	$63,109	$4,998	—	$68,107
Asset-backed securities	—	2,518	—	2,518
Total short-term investments	$63,109	$7,516	$—	$70,625

Liabilities:
Current contingent liabilities	$—	$—	1,303	$1,303
Long-term contingent liabilities	—	—	3,203	3,203
Total contingent liabilities	$—	$—	$4,506	$4,506

	Fair Value Measurements as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$26,056	$—	—	$26,056
Government and agency securities	—	2,987	—	2,987
Corporate debt securities	—	1,510	—	1,510
Total cash equivalents	$26,056	$4,497	$—	$30,553

Short-term investments
Government and agency securities	$29,951	$4,838	—	$34,789
Corporate debt securities	—	1,983	—	1,983
Commercial paper	—	17,491	—	17,491
Asset-backed securities	—	612	—	612
Total short-term investments	$29,951	$24,924	$—	$54,875

Liabilities:
Current contingent liabilities	$—	$—	$4,022	$4,022
Long-term contingent liabilities	—	—	4,089	4,089
Total contingent liabilities	$—	$—	$8,111	$8,111

The carrying amounts reported in our consolidated and combined balance sheets for accounts receivable, other assets, accounts payable and other accrued expenses approximate fair value due to their relatively short periods to maturity.

Available-for-Sale Securities

The Company obtains the fair value of its Level 2 available-for-sale securities from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2023. The Company has not transferred any investment securities between classification levels.

Contingent Liabilities

Contingent liabilities are measured at fair valued each reporting period by using a probability weighted income approach.

A reconciliation of the Level 3 financial instruments as of December 31, 2023 and 2022 is as follows:

(in thousands)	Icagen(1)	Taurus(2)	xCella(2)	Total
Balance as of January 1, 2022	$7,364	$—	$—	$7,364
Payments to CVR holders	(2,025)	—	(1,440)	(3,465)
Fair value adjustments to contingent liabilities	(592)	1,600	3,204	4,212
Balance as of December 31, 2022	$4,747	$1,600	$1,764	$8,111
Payments to CVR holders	(300)	(1,600)	(2,840)	(4,740)
Fair value adjustments to contingent liabilities	(341)	400	1,076	1,135
Balance as of December 31, 2023	$4,106	$400	$—	$4,506
_____________
(1)Changes in the fair values of contingent liabilities in connection with the acquisition of Icagen are recognized in Other operating (income) expense, net in the consolidated and combined statements of operations and comprehensive loss and in the operating section of the statements of cash flows. Payments to CVR holders are disclosed in the financing section of the statements of cash flows.
(2)Changes in the fair values of contingent liabilities in connection with the acquisitions of Taurus and xCella are recognized in Intangible assets, net in the consolidated and combined balance sheets. Payments to CVR holders are disclosed in the investing section of the statement of cash flows.

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

Assets Measured on a Non-Recurring Basis

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to available-for-sale securities, goodwill, finite-lived intangible assets, and long-lived assets. No such fair value impairment was recognized during the years ended December 31, 2023 or 2022.

6. Short-Term Investments

The Company classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. The following tables summarize short-term investments as of December 31, 2023 and December 31, 2022:

	December 31, 2023
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$68,054	$57	$(4)	$68,107
Asset-backed securities	2,522	—	(4)	2,518
Total investments	$70,576	$57	$(8)	$70,625

	December 31, 2022
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$34,781	$15	$(7)	$34,789
Commercial paper	17,491	—	—	17,491
Corporate debt securities	1,983	—	—	1,983
Asset-backed securities	611	1	—	612
Total investments	$54,866	$16	$(7)	$54,875
The Company has classified all investments with maturity dates beyond three months at the date of purchase as short-term investments in the consolidated and combined balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. The following table summarizes available-for-sale investments by maturity as of December 31, 2023:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$68,853	$68,904
Due after one year through five years	1,723	1,721
Total investments	$70,576	$70,625

The following tables summarize the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of December 31, 2023 and December 31, 2022:

	December 31, 2023
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government and agency securities	5	$10,402	$(4)	—	$—	$—	5	$10,402	$(4)
Asset backed securities	3	2,518	(4)	—	—	—	3	2,518	(4)
	8	$12,920	$(8)	—	$—	$—	8	$12,920	$(8)

	December 31, 2022
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government and agency securities	7	$13,667	$(7)	—	$—	$—	7	$13,667	$(7)
	7	$13,667	$(7)	—	$—	$—	7	$13,667	$(7)

The Company had certain available-for-sale debt securities in an unrealized loss position without an allowance for credit losses as of December 31, 2023. Unrealized losses on these debt securities have not been recognized into income because (1) of the issuers’ high credit quality, (2) management does not intend to sell and it is likely that management will not be required to sell these securities prior to their anticipated recovery and (3) the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the securities, and the fair value is expected to recover as the bonds approach maturity.

7. Balance Sheet Account Details

Property and Equipment, Net

Property and equipment, net, consisted of the following as of December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Leasehold improvements	$16,077	$16,085
Lab and office equipment	9,452	8,126
Computer equipment and software	754	641
Construction in progress	842	315
Property and equipment, at cost	27,125	25,167
Less accumulated depreciation and amortization	(8,876)	(5,188)
Total property and equipment, net	$18,249	$19,979

Depreciation expense of $4.0 million and $3.2 million was recognized during the years ended December 31, 2023 and 2022, respectively, and was included in operating expenses.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Compensation	$5,247	$4,101
Due to former parent Ligand	1,234	—
Professional service fees	431	664
Royalties owed to third parties	139	739
Other	17	53
Total accrued expenses and other current liabilities	$7,068	$5,557

8. Goodwill and Intangible Assets

The following is a summary of goodwill and intangible assets:

	December 31,
(in thousands)	2023	2022
Goodwill	$83,979	$83,979
Definite-lived intangible assets
Completed technology	233,158	231,379
Less: Accumulated amortization	(84,328)	(71,964)
Customer relationships	11,100	11,100
Less: Accumulated amortization	(4,463)	(3,273)
Intangible assets, net	$155,467	$167,242
Total goodwill and other identifiable intangible assets, net	$239,446	$251,221

Goodwill

There were no changes in the carrying amount of goodwill during the years ended December 31, 2023 and 2022.

Intangible Assets

Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of up to 20 years and is reflected within depreciation and amortization expense on the consolidated and combined statements of operations and comprehensive loss. Amortization expense of $13.6 million and $13.0 million was recognized for the years ended December 31, 2023 and 2022, respectively. For each of the years ended December 31, 2023 and 2022, there was no impairment of intangible assets with finite lives.

The remaining weighted-average useful life of definite lived intangible assets is 11.9 years. At December 31, 2023, future amortization expense on intangible assets is estimated to be as follows:

(in thousands)	Years Ending December 31,
2024	$13,647
2025	13,527
2026	13,487
2027	13,487
2028	13,487
Thereafter	87,832
$155,467

9. Commitments and Contingencies

Lease Commitments

The Company’s corporate headquarters and primary research and development facilities are located in Emeryville, California, where it leases approximately 35,000 square feet of space under leases expiring in 2032. The Company also leases approximately 31,000 square feet of research and development space in Durham, North Carolina and Tucson, Arizona, under leases that expire between 2026 and 2029.

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

The below table provides supplemental cash flow and other information related to operating leases (in thousands, except for lease term and discount rate):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	$3,337	$2,910
Right-of-use assets obtained in exchange for lease obligations:	$328	$10,136

Weighted average remaining lease term (in years)	7.8	8.6
Weighted average discount rate	4.3%	4.3%

In addition to base rent, certain of the Company’s operating leases require variable payments. These variable lease costs include amounts relating to common area maintenance and are expensed when the obligation for those payments is incurred and are recognized as operating expenses in the consolidated and combined statements of operations. The following table summarizes the components of operating lease expense for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Operating lease cost	$3,175	$3,041
Variable lease cost	1,524	1,281
Total lease costs	$4,699	$4,322

Future minimum lease commitments are as follows as of December 31, 2023 (in thousands):

Years Ending December 31,	Operating Leases
2024	$3,486
2025	3,772
2026	3,869
2027	3,970
2028	4,103
Thereafter	11,298
Total lease payments	30,498
Less tenant improvement allowance	(4,937)
Present value of lease liabilities	$25,561

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

10. Stockholders' Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 1,100,000,000. The total amount of authorized capital stock consists of 1,000,000,000 shares of Common Stock and 100,000,000 shares of preferred stock. As of December 31, 2023, no shares of preferred stock are issued or outstanding.

Common Stock

Holders of OmniAb Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, including the election of directors, and do not have cumulative voting rights. Subject to preferences that may be applicable to any then outstanding preferred stock, holders of our Common Stock are entitled to receive ratably those dividends, if any, as may be declared by the Board out of legally available funds. In the event of our liquidation, dissolution or winding up, the holders of Common Stock will be entitled to share ratably in the assets legally available for distribution to stockholders after the payment of or provision for all of the Company’s debts and other liabilities, subject to the prior rights of any preferred stock then outstanding. Holders of OmniAb Common Stock have no preemptive or conversion rights or other subscription rights and there are no redemption or sinking fund provisions applicable to the Common Stock. All outstanding shares of OmniAb Common Stock are duly authorized, validly issued, fully paid and nonassessable. The rights, preferences and privileges of holders of OmniAb Common Stock are subject to and may be adversely affected by the rights of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.

Preferred stock

Under the terms of the Company’s certificate of incorporation, its board of directors has the authority, without further action by the Company’s stockholders, to issue up to 100,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the dividend, voting and other rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding.

The Company’s board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of OmniAb Common Stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deterring or preventing a change in the Company’s control and may adversely affect the market price of the Common Stock and the voting and other rights of the holders of OmniAb Common Stock. The Company has no current plans to issue any shares of preferred stock.

Earnout Shares

As of December 31, 2023, OmniAb Earnout Shares of 14,999,243 and Sponsor Earnout Shares of 1,293,299 are issued and outstanding. Earnout Shares vest based upon the achievement of certain volume-weighted average trading prices (VWAP) for shares of the Company for any 20 trading days over a consecutive 30 trading-day period during the five-year period following the Closing Date, with (i) 50% of such Earnout Shares vesting upon achievement of a VWAP of $12.50 per share of OmniAb Common Stock or upon the occurrence of a change of control transaction that will result in the holders of OmniAb Common Stock receiving a price per share in excess of $12.50, and (ii) the remaining 50% percent of the Earnout Shares vesting upon achievement of a VWAP of $15.00 per share of OmniAb Common Stock or upon the occurrence of a change of control transaction that will result in the holders of OmniAb Common Stock receiving a price per share in excess of $15.00. The Earnout Shares are not transferable until the vesting condition for the applicable tranche of Earnout Shares has been achieved.

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

As of December 31, 2023, the aggregate number of shares of common stock that may be issued under the 2022 Plan was 23,292,588 shares. In addition, the number of shares of common stock available for issuance under the 2022 Plan will be annually increased on January 1 of each calendar year beginning in 2023 and ending in 2032 by an amount equal to the lesser of (i) a number equal to 5% of the fully-diluted shares on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as is determined by the Company’s board of directors.

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

These modified awards otherwise retained substantially the same terms and conditions, including term and vesting provisions. Due to the modification of the equity awards as a result of the Distribution, the Company compared the fair value of the outstanding equity awards immediately before and after the Distribution. Due to the immaterial amount of incremental fair value, the Company did not recognize any incremental expense as a result of the modification.

The Company will not incur any future compensation cost related to equity awards held by Ligand employees and directors. The Company will incur future compensation cost related to Ligand equity awards held by OmniAb employees.

Share-Based Compensation Expense

The Company recognized share-based compensation expense by function as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Research and development expenses	$12,804	$10,312
General and administrative expenses	12,016	8,010
Total share-based compensation expense	$24,820	$18,322

The Company recognized share-based compensation expense by award type as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Stock options	$15,148	$10,489
Restricted stock units	7,730	5,264
Employee share purchase plan	1,329	350
Performance restricted stock units	613	2,219
Total share-based compensation expense	$24,820	$18,322

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

Following the Separation on November 1, 2022, the fair value of each option issued to employees was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.7%	3.6%
Expected volatility	50.2%	49.6%
Expected term (years)	6.1	6.1
Dividend yield	—%	—%

The following table summarizes stock option activity under the Company’s equity award plans:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)(1)
Outstanding at January 1, 2023	11,014,979	$7.51
Granted	4,547,680	$4.03
Exercised	(162,034)	$3.63
Cancelled/Expired	(604,766)	$7.23
Outstanding at December 31, 2023	14,795,859	$6.50	8.5	$23,252
Exercisable at December 31, 2023	4,917,685	$8.58	7.7	$5,070
_____________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for in the money options at December 31, 2023.

As of December 31, 2023, unrecognized stock-based compensation expense related to OmniAb options was $25.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.35 years. As of December 31, 2023, unrecognized stock-based compensation expense related to Ligand options was $2.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.61 years.

The aggregate intrinsic value of OmniAb options exercised by OmniAb employees during the year ended December 31, 2023 was $0.2 million. Cash received from OmniAb options exercised by OmniAb employees during the year ended December 31, 2023 was $0.6 million.

The aggregate intrinsic value of OmniAb options exercised by Ligand employees during the year ended December 31, 2023 was $0.1 million. Cash received from OmniAb options exercised by Ligand employees during the year ended December 31, 2023 was $0.6 million.

Restricted Stock Units

Restricted stock units (“RSUs”) are awards of nontransferable shares of common stock subject to certain vesting conditions and other restrictions. RSUs generally vest over three years. The fair value of restricted stock is determined by the closing market price on the grant date.

The following table summarizes RSU activity during the year ended December 31, 2023 under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2023	859,229	$10.31
Granted	1,724,179	$3.73
Vested	(667,968)	$6.81
Forfeited	(37,059)	$5.69
Unvested balance at December 31, 2023	1,878,381	$5.61

As of December 31, 2023, unrecognized stock-based compensation expense related to OmniAb RSUs was $6.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.30 years. As of December 31, 2023, unrecognized stock-based compensation expense related to Ligand RSUs was $0.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.31 years.

The aggregate fair value of OmniAb RSUs vested for OmniAb employees during the year ended December 31, 2023 was $2.9 million. The aggregate fair value of OmniAb RSUs vested for Ligand employees during the year ended December 31, 2023 was $0.8 million.

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

The following table summarizes the PRSU activity during the year ended December 31, 2023, under the Company’s equity awards plans:

	Shares (1)	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2023	94,749	$16.11
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at December 31, 2023	94,749	$16.11
_____________
(1)Pursuant to the terms of the awards granted, the actual number of awards earned could range between 0% and 200% of target. The amount disclosed represents PRSU grants at target payout.

As of December 31, 2023, unrecognized stock-based compensation expense related to OmniAb PRSUs was $0.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.00 year

Employee Stock Purchase Plan

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

As of December 31, 2023, the aggregate number of shares of our common stock that may be issued pursuant to rights granted under the ESPP was 2,225,983 shares of our common stock. In addition, on the first day of each calendar year beginning on January 1, 2023 and ending on (and including) January 1, 2032, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (i) 1% of the fully diluted shares outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by the board of directors.

Following the Separation on November 1, 2022, the fair value of ESPP shares issued to employees was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.9%	4.7%
Expected volatility	54.3%	54.8%
Expected term (years)	1.3	1.3
Dividend yield	—%	—%

As of December 31, 2023, there was $0.4 million of unrecognized compensation expense associated with the ESPP, which is expected to be recognized over an estimated weighted-average period of 0.81 years.

During the year ended December 31, 2023, there were 684,308 shares issued pursuant to the ESPP.

12. Income Taxes

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
(in thousands)	2023	2022
Current expense (benefit):
Federal	$(840)	$3,477
State	(62)	44
Total current expense (benefit):	(902)	3,521
Deferred expense (benefit):
Federal	(12,546)	(7,063)
State	(296)	(185)
Total deferred expense (benefit):	(12,842)	(7,248)
Total income tax expense (benefit)	$(13,744)	$(3,727)

A reconciliation of income tax expense (benefit) at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Year Ended December 31,
(in thousands)	2023		2022
Tax at federal statutory rate	$(13,516)	21.0%	$(5,473)	21.0%
State, net of federal benefit	(531)	0.8%	(218)	0.8%
Share-based compensation	1,359	(2.0)%	2,213	(8.4)%
Executive compensation limitation	995	(1.5)%	158	(0.6)%
Foreign-derived intangible income	—	—%	(55)	0.2%
Research and development credits	(1,053)	1.6%	(444)	1.7%
Return to provision	(1,748)	2.7%	(9)	0.0%
Change in uncertain tax positions	99	(0.2)%	78	(0.3)%
State tax rate change	126	(0.2)%	(570)	2.2%
Change in valuation allowance	518	(0.8)%	880	(3.4)%
Other	7	0.0%	(287)	1.1%
Total income tax benefit and effective tax rate	$(13,744)	21.4%	$(3,727)	14.3%

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are shown below. The Company assesses the positive and negative evidence to determine if sufficient future taxable income will be generated to realize the existing deferred tax assets. The Company’s evaluation of evidence resulted in management concluding that the majority of the Company’s deferred tax assets will be realized.
The Company offsets all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and presents them on its consolidated balance sheet as a non-current deferred income tax asset or liability (as applicable). Deferred tax assets (liabilities) are comprised of the following:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$3,523	$316
Research credit carryforwards	2,370	1,341
Share-based compensation	5,772	3,454
Deferred revenue	1,357	2,090
Operating lease liabilities	5,633	5,650
Contingent liabilities	706	745
Capitalized research and experimental expenditures	7,500	4,992
Other	731	256
Total deferred tax assets before valuation allowance	27,592	18,844
Valuation allowance for deferred tax assets	(832)	(314)
Net deferred tax assets	$26,760	$18,530

Deferred tax liabilities:
Identified intangibles	$(30,116)	$(32,890)
Operating lease right-of-use assets	(4,383)	(4,713)
Property and equipment, net	(3,615)	(2,212)
Other	—	(56)
Total deferred tax liabilities	$(38,114)	$(39,871)

Deferred income taxes, net	$(11,354)	$(21,341)

Prior to the Separation on November 1, 2022, OmniAb operated as part of Ligand and not as a stand-alone company. The Company determined the OmniAb income tax provision as if Legacy OmniAb had filed consolidated federal income tax returns and combined state income tax returns separate from Ligand since its inception on January 8, 2016 when Ligand acquired Legacy OmniAb (originally known as Open Monoclonal Technology, Inc. or OMT). The Company recorded the deferred tax assets related to net operating loss and research credit carryforwards at December 31, 2023 and 2022 as a stand-alone company. In connection with the Separation on November 1, 2022, the Company adjusted its deferred tax and additional paid-in capital balances during the years ended December 31, 2023 and December 31, 2022 to reflect the actual tax attributes that the Company received when it left the consolidated group of Ligand. As of December 31, 2023 and 2022, its deferred tax assets reflect the tax attributes that are available for the Company to use going forward.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize certain research and experimental expenditures over five years for domestic research and 15 years for foreign research pursuant to Section 174 of the Internal Revenue Code of 1986, as amended. For the years ended December 31, 2023 and 2022, the Company capitalized $4.1 million and $5.0 million of research and experimental expenditures under Section 174, respectively, as increases to its deferred tax assets. The Company also recorded a $0.8 million reduction in its deferred tax assets for the year ended December 31, 2023 as a result of its return-to-provision adjustments in connection with capitalized research and experimental expenditures pursuant to Section 174 for the year ended December 31, 2022.

The following table presents the Company's U.S. federal and state NOL and tax credit carryforwards, net of unrecognized tax benefits, which may be available to offset future income tax liabilities:

(in thousands)	December 31, 2023	Expiration Date (if not utilized)
U.S. federal NOL carryforwards	$14,876	Indefinite
U.S. state NOL carryforwards	$6,262	Various dates between 2031 and 2043
U.S. federal research and development credit carryforwards	$1,291	Various dates between 2032 and 2043
California research and development credit carryforwards	$1,909	Indefinite

Pursuant to Section 382 and 383 of the Internal Revenue Code of 1986, as amended, utilization of the Company’s net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of December 31, 2023 are net of any previous limitations due to Section 382 and 383. The Business Combination on November 1, 2022 did not trigger an ownership change under Section 382.

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

A reconciliation of the amount of unrecognized tax benefits at December 31, 2023 and 2022 is as follows:

	December 31,
(in thousands)	2023	2022
Balance at beginning of year	$463	$894
Additions based on tax positions related to the current year	113	41
Reductions for tax positions of prior years	(7)	(472)
Balance at end of year	$569	$463

Included in the balance of unrecognized tax benefits at December 31, 2023 is $0.6 million of tax benefits that, if recognized would impact the effective rate. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023 and December 31, 2022, the Company recognized no interest and penalties. The Company files income tax returns in the United States and various state jurisdictions with varying statutes of limitations. The federal statute of limitation remains open for the 2020 tax year through the present. The state income tax returns generally remain open for the 2019 tax year through the present. Net operating loss and research credit carryforwards arising prior to these years are also open to examination if and when utilized.

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

The following table outlines the basic and diluted net loss per share for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands, except per share data)	2023	2022
Net loss	$(50,619)	$(22,334)
Weighted-average shares outstanding, basic and diluted	99,683	85,318
Net loss per share, basic and diluted	$(0.51)	$(0.26)

The following table outlines dilutive common share equivalents outstanding, which are excluded in the above diluted net loss per share calculation, as the effect of their inclusion would be anti-dilutive or the share equivalents were contingently issuable as of each period presented:

	December 31,
	2023	2022
Options to purchase common stock issued and outstanding(1)	20,823,399	18,033,304
Earnout shares	16,292,542	16,292,542
Avista private placement warrants	8,233,333	8,233,333
Avista public warrants	7,666,667	7,666,667
Restricted stock units issued and outstanding(1)	2,090,145	1,308,070
Forward purchase warrants	1,666,667	1,666,667
Shares expected to be purchased under employee stock purchase plan	1,589,197	1,983,180
Backstop warrants	1,445,489	1,445,489
Total anti-dilutive shares	59,807,439	56,629,252
_____________
(1)Outstanding stock options and restricted stock units include awards outstanding to employees of Ligand.

14. Employee Benefit Plan

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. The Company’s matching contributions were $0.6 million for the year ended December 31, 2023 and $0.4 million for the year ended December 31, 2022.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Item 9B. Other Information
Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2023, none of our officers or directors adopted, modified or terminated any such trading arrangements.

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

The other information required by this item will be included in our definitive proxy statement to be filed with the SEC within 120 days of December 31, 2023 in connection with our 2024 annual meeting of stockholders (“Definitive Proxy Statement”), and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedule
The following documents are included as part of this Annual Report.

1.Financial Statements.

Index to Consolidated and Combined Financial Statements	74
Report of Independent Registered Public Accounting Firm	75
Consolidated and Combined Balance Sheets	76
Consolidated and Combined Statements of Operations and Comprehensive Loss	77
Consolidated and Combined Statements of Stockholders’ Equity	78
Consolidated and Combined Statements of Cash Flows	79
Notes to Consolidated and Combined Financial Statements	80

2.Financial Statements Schedules.

All schedules are omitted because they are not applicable or the required information is in the financial statements or notes thereto.

3.Exhibits.

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this Annual Report and is incorporated herein by reference.

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1+	Agreement and Plan of Merger, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Orwell Merger Sub Inc., Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	2.1
2.2+	Separation and Distribution Agreement, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	2.2
3.1	Certificate of Incorporation of the Registrant	10-K	001-40720	March 30, 2023	3.1
3.2	Bylaws of the Registrant	8-K	001-40720	November 7, 2022	3.2
4.1	Warrant Agreement, dated August 9, 2021, between Avista Public Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40720	August 12, 2021	4.1
4.2	Assignment, Assumption and Amendment Agreement, dated November 1, 2022, by and among OmniAb, Inc., Continental Stock Transfer & Trust Company and Computershare Trust Company, N.A.	8-K	001-40720	November 7, 2022	4.2
4.3	Specimen Warrant Certificate	S-1/A	333-257177	July 28, 2021	4.3

4.4	Specimen Common Stock Certificate of OmniAb, Inc.	S-4	333-264525	September 27, 2022	4.5
4.5	Description of Registered Securities	10-K	001-40720	March 30, 2023	4.5
10.1	Private Placement Warrants Purchase Agreement, dated August 9, 2021, between Avista Public Acquisition Corp. II and Avista Acquisition LP II	8-K	001-40720	August 12, 2021	10.3
10.2#	Form of Letter Agreements, dated August 9, 2021, by and among Avista Public Acquisition Corp. II, each of Avista Public Acquisition Corp. II’s officers and directors and Avista Acquisition LP II	8-K	001-40720	August 12, 2021	10.5
10.3#	Form of Indemnity Agreements, dated August 9, 2021, between Avista Public Acquisition Corp. II, each of its officers and directors and Avista Acquisition LP II	8-K	001-40720	August 12, 2021	10.6
10.4	Securities Subscription Agreement, dated February 12, 2021, between Avista Public Acquisition Corp. II and the Sponsor	S-1/A	333-257177	July 28, 2021	10.7
10.5	Sponsor Insider Agreement, dated March 23, 2022, by and among OmniAb, Inc., Avista Public Acquisition Corp. II, Avista Acquisition LP II and the other parties signatory thereto	S-4	333-264525	September 27, 2022	10.11
10.6†	Amended and Restated Registration and Stockholder Rights Agreement, dated November 1, 2022 by and among OmniAb, Inc., Avista Acquisition LP II and the other parties named therein	8-K	001-40720	November 7, 2022	10.7
10.7	Amended and Restated Forward Purchase Agreement, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Avista Acquisition LP II and OmniAb, Inc.	S-4	333-264525	September 27, 2022	10.12
10.8+	Amended and Restated Employee Matters Agreement, dated August 18, 2022, by and among Avista Public Acquisition Corp. II, Orwell Merger Sub Inc., Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	10.13
10.9†+	Tax Matters Agreement, dated November 1, 2022, by and among OmniAb, Inc., Ligand Pharmaceuticals Incorporated and OmniAb Operations, Inc.	8-K	001-40720	November 7, 2022	10.10
10.10#	OmniAb, Inc. 2022 Incentive Award Plan	8-K	001-40720	October 24, 2022	10.1
10.11#	Form of Stock Option Agreement under the OmniAb, Inc. 2022 Incentive Award Plan	8-K	001-40720	November 7, 2022	10.14
10.12#	Form of Restricted Stock Unit Agreement under the OmniAb, Inc. 2022 Incentive Award Plan	8-K	001-40720	November 7, 2022	10.15
10.13#	Form of Performance Stock Unit Agreement under the OmniAb, Inc. 2022 Incentive Award Plan	8-K	001-40720	November 7, 2022	10.16
10.14#	OmniAb, Inc. 2022 Employee Stock Purchase Plan	8-K	001-40720	October 24, 2022	10.2
10.15#	OmniAb, Inc. 2022 Ligand Service Provider Assumed Award Plan	8-K	001-40720	November 7, 2022	10.18
10.16#	OmniAb, Inc. 2022 OmniAb Service Provider Assumed Award Plan	8-K	001-40720	November 7, 2022	10.19
10.17#	OmniAb, Inc. Director Compensation and Stock Ownership Policy (as amended and restated effective June 1, 2023)	10-Q	001-40720	August 10, 2023	10.1
10.18#	OmniAb, Inc. Severance Plan	8-K	001-40720	November 7, 2022	10.21
10.19#	Change in Control Severance Agreement, effective November 1, 2022, between OmniAb, Inc. and Matthew W. Foehr	10-K	001-40720	March 30, 2023	10.21
10.20#	Change in Control Severance Agreement, effective November 1, 2022, between OmniAb, Inc. and Kurt A. Gustafson	10-K	001-40720	March 30, 2023	10.22

10.21#	Change in Control Severance Agreement, effective November 1, 2022, between OmniAb, Inc. and Charles S. Berkman	10-K	001-40720	March 30, 2023	10.23
10.22#	Form of OmniAb, Inc. Indemnification Agreement for Directors and Officers	S-4	333-264525	September 27, 2022	10.25
10.23+	Office/Laboratory Lease between Emery Station Office II, LLC and Ligand Pharmaceuticals Incorporated, dated June 8, 2021	S-4	333-264525	September 27, 2022	10.26
10.24†	Assignment of Lease, Consent to Assignment of Lease and First Amendment to Lease, dated for reference purposes only as of October 26, 2022, by Emery Station Office II, LLC, Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	10-K	001-40720	March 30, 2023	10.26
21.1	List of Subsidiaries of OmniAb, Inc.	8-K/A	001-40720	November 7, 2022	21.1
23.1	Consent of Ernst & Young LLP					X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Policy for Recovery of Erroneously Awarded Compensation					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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
Date: March 25, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW W. FOEHR	President and Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2024
Matthew W. Foehr

/s/ KURT GUSTAFSON	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2024
Kurt Gustafson

/s/ JOHN L. HIGGINS	Director and Board Chair	March 25, 2024
John L. Higgins

/s/ CAROLYN R. BERTOZZI, Ph.D.	Director	March 25, 2024
Carolyn R. Bertozzi, Ph.D.

/s/ SARAH BOYCE	Director	March 25, 2024
Sarah Boyce

/s/ JENNIFER COCHRAN, Ph.D.	Director	March 25, 2024
Jennifer Cochran, Ph.D.

/s/ STEVEN LOVE	Director	March 25, 2024
Steven Love

/s/ JOSHUA TAMAROFF	Director	March 25, 2024
Joshua Tamaroff