Form 10-Q
period 2024-03-31
OmniAb, Inc.
filed 2024-05-09
CIK 1846253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2024, the registrant had 117,615,460 shares of common stock outstanding.

Part I – Financial Information
Item 1. Condensed Consolidated Financial Statements
OMNIAB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,060	$16,358
Short-term investments	49,947	70,625
Accounts receivable, net	4,045	3,844
Prepaid expenses and other current assets	3,665	4,074
Total current assets	76,717	94,901
Intangible assets, net	152,055	155,467
Goodwill	83,979	83,979
Property and equipment, net	17,957	18,249
Operating lease right-of-use assets	19,362	19,884
Restricted cash	560	560
Other long-term assets	1,926	2,185
Total assets	$352,556	$375,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,556	$4,411
Accrued expenses and other current liabilities	4,027	7,068
Current contingent liabilities	891	1,303
Current deferred revenue	5,530	6,848
Current operating lease liabilities	3,516	3,486
Total current liabilities	17,520	23,116
Long-term contingent liabilities	3,178	3,203
Deferred income taxes, net	8,737	11,354
Long-term operating lease liabilities	21,418	22,075
Long-term deferred revenue	279	862
Other long-term liabilities	31	30
Total liabilities	51,163	60,640
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2024 and December 31, 2023; 117,388,789 and 116,859,468 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	359,726	353,890
Accumulated other comprehensive (loss) income	(17)	50
Accumulated deficit	(58,328)	(39,367)
Total stockholders’ equity	301,393	314,585
Total liabilities and stockholders’ equity	$352,556	$375,225

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
License and milestone revenue	$716	$12,646
Service revenue	2,766	3,958
Royalty revenue	319	315
Total revenues	3,801	16,919
Operating expenses:
Research and development	14,551	13,759
General and administrative	8,337	8,195
Amortization of intangibles	3,412	3,369
Other operating expense, net	54	49
Total operating expenses	26,354	25,372
Loss from operations	(22,553)	(8,453)
Other income:
Interest income	975	1,324
Total other income, net	975	1,324
Loss before income taxes	(21,578)	(7,129)
Income tax benefit	2,617	1,029
Net loss	$(18,961)	$(6,100)

Net loss per share, basic and diluted	$(0.19)	$(0.06)

Weighted-average shares outstanding, basic and diluted	100,755	99,158

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(18,961)	$(6,100)
Unrealized net loss on available-for-sale securities	(67)	(2)
Comprehensive loss	$(19,028)	$(6,102)

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2024	116,859,468	$12	$353,890	$50	$(39,367)	$314,585
Net loss	—	—	—	—	(18,961)	(18,961)
Share-based compensation	—	—	5,695	—	—	5,695
Issuance of common stock under employee stock compensation plans, net of tax	529,321	—	141	—	—	141
Unrealized net loss on available-for-sale securities	—	—	—	(67)	—	(67)
Balance at March 31, 2024	117,388,789	$12	$359,726	$(17)	$(58,328)	$301,393

Balance at January 1, 2023	115,218,229	$12	$330,100	$9	$11,252	$341,373
Net loss	—	—	—	—	(6,100)	(6,100)
Share-based compensation	—	—	6,055	—	—	6,055
Issuance of common stock under employee stock compensation plans, net of tax	366,291	—	(524)	—	—	(524)
Unrealized net loss on available-for-sale securities	—	—	—	(2)	—	(2)
Balance at March 31, 2023	115,584,520	$12	$335,631	$7	$5,152	$340,802

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(18,961)	$(6,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,949	4,859
Share-based compensation	5,695	6,055
Amortization of discounts on short-term investments, net	(622)	(933)
Deferred income taxes, net	(2,617)	(941)
Change in estimated fair value of contingent liabilities	38	(273)
Other operating activities	(11)	(28)
Changes in operating assets and liabilities, net:
Accounts receivable, net	132	28,822
Prepaid expenses and other current assets	409	789
Other long-term assets	259	106
Accounts payable, accrued expenses, and other current liabilities	(3,424)	(1,743)
Operating lease liabilities	(627)	62
Deferred revenue	(2,252)	(2,987)
Net cash provided by (used in) operating activities	(17,032)	27,688
Investing activities:
Purchases of short-term investments	(5,415)	(39,063)
Proceeds from the maturity of short-term investments	26,000	4,000
Purchases of property and equipment	(926)	(234)
Payments to contingent liabilities holders	(400)	(2,080)
Proceeds from sale of short-term investments	678	205
Net cash provided by (used in) investing activities	19,937	(37,172)
Financing activities:
Payments to contingent liabilities holders	(75)	—
Proceeds from issuance of common stock from stock plans	1,003	186
Taxes paid related to net share settlement of equity awards	(862)	(759)
Payment of transaction costs	(269)	(472)
Net cash used in financing activities	(203)	(1,045)
Net change in cash, cash equivalents and restricted cash	2,702	(10,529)
Cash, cash equivalents and restricted cash at beginning of period	16,918	33,839
Cash, cash equivalents and restricted cash at end of period	$19,620	$23,310
Supplemental cash flow information:
Deferred revenue recorded in accounts receivable	$351	$358
Supplemental non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$464	$102
Intangible additions recorded in contingent liabilities	$—	$396

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

Description of Business

OmniAb, Inc. (“OmniAb” or the “Company”, formerly known as Avista Public Acquisition Corp. II (“APAC”)) is a biotechnology company that licenses cutting edge discovery research technology to the pharmaceutical and biotech industry to enable the discovery of next-generation therapeutics. The Company’s technology platform creates and screens diverse antibody repertoires and is designed to quickly identify optimal antibodies and other target-binding proteins for its partners’ drug development efforts. At the heart of the OmniAb platform is something the Company calls Biological Intelligence™, which powers the immune systems of its proprietary, engineered transgenic animals to create optimized antibody candidates for human therapeutics. The Company primarily derives revenue from license fees for technology access, milestones from partnered programs and service revenue from research programs.

Business Combination

On November 1, 2022 (the “Closing Date”), the Company, Ligand Pharmaceuticals Incorporated, a Delaware corporation (“Ligand”), OmniAb Operations, Inc., a Delaware corporation and wholly-owned subsidiary of Ligand (“Legacy OmniAb”, formerly known as OmniAb, Inc.), and Orwell Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of APAC (“Merger Sub”), consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 23, 2022 (the “Business Combination”). See Note 3 – Business Combination for further details.

Basis of Presentation

The Company’s accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The financial information for the three months ended March 31, 2024 and 2023, is unaudited but includes all normal and recurring adjustments unless indicated otherwise, which the Company considered necessary for fair presentation of its condensed consolidated statements of operations and comprehensive loss.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts within the Company have been eliminated.

Liquidity and Capital Resources

The Company expects to continue to incur losses as it invests in research and development activities to improve its technology and platform, market and sell its technologies to existing and new partners, add operational, financial and management information systems and personnel to support its operations and incur ongoing costs associated with operating as a public company. The Company’s ability to continue its operations is dependent upon its ability to generate cash flows from operations and potentially obtain additional capital in the future. The Company believes its existing cash, cash equivalents and short-term investments and the cash it expects to generate from operations will provide it the flexibility needed to meet operating, investing, and financing needs and support operations through at least the next 12 months.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results may differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents generally consist of bank deposits, money market funds as well as U.S. government and agency securities. The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows:

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$19,060	$16,358
Restricted cash	560	560
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$19,620	$16,918

Restricted cash relates to deposits for the Company’s property leases. The restriction will lapse when the related leases expire.

Short-term Investments

Short-term investments generally consist of commercial paper, corporate debt securities, asset-backed securities and government and agency securities. The Company classifies short-term investments as “available-for-sale” as the sale of such investments may be required prior to maturity to implement management strategies. Therefore, the Company has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying condensed consolidated balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity until realized.

Accounts Receivable

Accounts receivable represents the amounts billed to the Company’s partners that are due unconditionally for revenue it has earned. The Company establishes an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance requires an estimation based upon historical loss experienced and adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include delinquency trends, aging behavior of receivables, credit and liquidity quality indicators for industry groups, customer classes or individual customers and the current and expected future economic and market conditions.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. During the goodwill impairment review, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than the carrying amount, including goodwill. The Company operates in one reporting unit. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, the overall financial performance, and events affecting the reporting unit. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the quantitative assessment. The Company will then evaluate goodwill for impairment by comparing the estimated fair value of the reporting unit to its carrying value, including the associated goodwill. To determine the fair value, the Company generally uses a combination of market approach based on OmniAb and comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. The Company’s cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative assessment for the goodwill impairment test. The Company performed the annual assessment for goodwill impairment during the fourth quarter of 2023. No impairment indicators were noted in any periods presented in the condensed consolidated financial statements under the qualitative assessment.

The Company’s identifiable intangible assets are composed of acquired core technologies, licensed technologies, contractual relationships, customer relationships and trade names. Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over the assets’ respective estimated useful life. The Company regularly performs reviews to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, the Company estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include market conditions, industry and economic trends, changes in regulations, clinical success, historical and forecasted financial results, significant changes in the ability of a particular asset to generate positive cash flows, and the pattern of utilization of a particular asset. The Company did not identify indicators of impairment for the finite-lived intangibles and other long-lived assets at March 31, 2024 and December 31, 2023.

Public, Private Placement, Forward Purchase and Backstop Common Stock Warrants

The Company assumed 7,666,667 warrants originally issued in APAC’s initial public offering (the “Public Warrants”) and 8,233,333 warrants issued in a private placement that closed concurrently with APAC’s initial public offering, (the “Private Placement Warrants”) in the Business Combination. Additionally, as further discussed in Note 3 – Business Combination, pursuant to the Amended and Restated Forward Purchase Agreement, dated as of March 23, 2022 (the “A&R FPA”), on the Closing Date, the Company issued 1,666,667 warrants in the Forward Purchase (the “Forward Purchase Warrants”) and 1,445,489 warrants in the Redemption Backstop (the “Backstop Warrants”). The Public, Private Placement, Forward Purchase and Backstop Warrants entitle the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share.

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

The Company’s revenue is typically derived from license agreements with its partners and consists of: (i) upfront or annual payments for technology access (license revenue), (ii) payments for the performance of research services (service revenue), (iii) downstream payments in the form of preclinical, intellectual property, clinical, regulatory, and commercial milestones (milestone revenue) and (iv) royalties on net sales from partners’ product sales (royalty revenue).

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

Deferred Revenue

Depending on the terms of the arrangement, the Company may also defer a portion of the consideration received if it needs to satisfy a future obligation.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. The Company generally receives payment at the point it satisfies its obligation or soon after. Any fees billed in advance of being earned are recorded as deferred revenue. During the three months ended March 31, 2024, the amount recognized as revenue that was previously deferred at December 31, 2023 was $2.2 million. During the three months ended March 31, 2023, the amount recognized as revenue that was previously deferred at December 31, 2022 was $3.1 million.

Disaggregation of Revenue

The disaggregated revenue categories are presented on the face of the condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses consist of material, equipment, facilities and labor costs of scientific staff who are working pursuant to collaborative agreements and other research and development projects. Also included in research and development expenses are third-party costs incurred for research programs including in-licensing costs, and costs incurred by other research and development service vendors. The Company expenses these costs as they are incurred. When the Company makes payments for research and development services prior to the services being rendered, it records those amounts as prepaid expenses on its condensed consolidated balance sheets and it expenses them as the services are provided.

Share-Based Compensation

The Company recognizes share-based compensation expense based on the estimated fair value on a straight-line basis over the requisite service periods of the awards, taking into consideration forfeitures as they occur. The fair value of RSUs is determined by the closing market price of the Company’s common stock on the date of grant. PRSUs generally represent the right to receive a certain number of shares of common stock based on the achievement of the Company’s corporate performance goals and continued employment during the vesting period. Share-based compensation expense for market-based PRSUs is measured using the Monte-Carlo valuation model and is not adjusted for the achievement, or lack thereof, of market conditions.

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

The Company accounts for uncertain tax positions recognized in the condensed consolidated financial statements in accordance with the provisions of Topic 740 by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could affect its income tax provision in future periods. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income tax in its condensed consolidated statements of operations.

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale debt securities and reclassification adjustments for realized gains or losses included in net income (loss). The unrealized gains or losses are reported in the condensed consolidated statements of comprehensive income (loss).

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

The following table provides a brief description of recently issued accounting standards:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures	ASU 2023-07 updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.	Effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.	The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	The amendments in this ASU address investor requests for more transparency about income tax information through improvements to tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures.	Effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted.	The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and assess performance. The Company manages its business as one operating segment.

3. Business Combination

In connection with, and as contemplated by, the Merger Agreement, on November 1, 2022, in accordance with the terms of the Separation and Distribution Agreement, dated as of March 23, 2022, by and among APAC, Ligand and Legacy OmniAb (the “Separation Agreement”), Ligand transferred the Legacy OmniAb business to Legacy OmniAb and made a contribution to the capital of Legacy OmniAb of $1.8 million, after deducting certain transaction and other expenses reimbursable by Legacy OmniAb (the “Separation”). Following the Separation, Ligand distributed on a pro rata basis to its stockholders all of the shares of common stock, par value $0.001 per share, of Legacy OmniAb (“Legacy OmniAb Common Stock”) held by Ligand, such that each holder of shares of common stock, par value $0.001 per share, of Ligand (“Ligand Common Stock”) was entitled to receive one share of Legacy OmniAb Common Stock for each share of Ligand Common Stock held by such holder as of the record date for the distribution, October 26, 2022 (the “Distribution”). Following the Separation and Distribution, on November 1, 2022, Merger Sub merged with and into Legacy OmniAb, with Legacy OmniAb surviving as a direct, wholly owned subsidiary of OmniAb.

At the Closing Date, each outstanding share of Legacy OmniAb Common Stock was cancelled in exchange for 4.90007 shares of common stock of OmniAb, par value $0.0001 per share (“OmniAb Common Stock”) and 0.75842 shares of OmniAb Common Stock subject to certain price-based earnout triggers (the “Earnout Shares”). Holders of shares of Legacy OmniAb Common Stock received an aggregate 82,611,789 shares of the OmniAb Common Stock, excluding Earnout Shares, as consideration in the Business Combination.

In addition, all outstanding Legacy OmniAb equity awards were converted into OmniAb equity awards to purchase, in the case of options, or receive, in the case of restricted stock units and performance-vesting restricted stock units, shares of OmniAb Common Stock, in each case, equal to the number of shares underlying such Legacy OmniAb equity awards multiplied by 4.90007. Each holder of an outstanding Legacy OmniAb equity award also received Earnout Shares equal to the number of shares of Legacy OmniAb Common Stock underlying such equity award multiplied by 0.75842.

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

Pursuant to the Sponsor Insider Letter Agreement executed concurrently with the Merger Agreement, by and among APAC, Avista Acquisition LP II (the “Sponsor”), Legacy OmniAb and certain insiders of APAC, 1,293,299 shares of OmniAb Common Stock held by the Sponsor became subject to the same price-based vesting conditions as the Earnout Shares (the “Sponsor Earnout Shares”). The Sponsor Earnout Shares are accounted for as equity-classified equity instruments and recorded in additional paid-in capital as part of the Business Combination.

On the Closing Date, the Company completed the issuance and sale of 1,500,000 shares of the OmniAb Common Stock and 1,666,667 Forward Purchase Warrants to the Sponsor for an aggregate purchase price of $15.0 million (the “Forward Purchase”), pursuant to the amended and restated forward purchase agreement (the “A&R FPA”). Additionally, and also pursuant to the A&R FPA, on the Closing Date, the Company completed the sale of 8,672,934 shares of the OmniAb Common Stock and 1,445,489 Backstop Warrants to the Sponsor for a purchase price of $10.00 per share and aggregate purchase price of $86.7 million in order to backstop shareholder redemptions which would have otherwise resulted in the cash proceeds available to OmniAb following the Business Combination from OmniAb’s trust account to be less than $100,000,000. Refer to Note 9 – Stockholders' Equity, for additional information on the accounting for the Forward Purchase Warrants and Backstop Warrants.

4. Fair Value Measurement

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

Financial Instruments Measured on a Recurring Basis

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements as of March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,589	$—	$—	$12,589
Total cash equivalents	$12,589	$—	$—	$12,589

Short-term investments:
Government and agency securities	$48,099	$—	$—	$48,099
Asset-backed securities	—	1,848	—	1,848
Total short-term investments	$48,099	$1,848	$—	$49,947

Liabilities:
Current contingent liabilities	$—	$—	$891	$891
Long-term contingent liabilities	—	—	3,178	3,178
Total contingent liabilities	$—	$—	$4,069	$4,069

	Fair Value Measurements as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,289	$—	$—	$12,289
Total cash equivalents	$12,289	$—	$—	$12,289

Short-term investments:
Government and agency securities	$63,109	$4,998	$—	$68,107
Asset-backed securities	—	2,518	—	2,518
Total short-term investments	$63,109	$7,516	$—	$70,625

Liabilities:
Current contingent liabilities	$—	$—	$1,303	$1,303
Long-term contingent liabilities	—	—	3,203	3,203
Total contingent liabilities	$—	$—	$4,506	$4,506

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable, other assets, accounts payable and other accrued expenses and other current liabilities approximate fair value due to their relatively short periods to maturity.

Available-for-Sale Securities

The Company obtains the fair value of its Level 2 available-for-sale securities from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2024 or December 31, 2023. The Company has not transferred any investment securities between classification levels.

Contingent Liabilities

Contingent liabilities are measured at fair value each reporting period by using a probability weighted income approach.

A reconciliation of the Level 3 financial instruments as of March 31, 2024 and December 31, 2023 is as follows:

(in thousands)	Icagen(1)	Taurus(2)	xCella(2)	Total
Balance as of January 1, 2023	$4,747	$1,600	$1,764	$8,111
Payments to CVR holders	(300)	(1,600)	(2,840)	(4,740)
Fair value adjustments to contingent liabilities	(341)	400	1,076	1,135
Balance as of December 31, 2023	4,106	400	—	4,506
Payments to CVR holders	(75)	(400)	—	(475)
Fair value adjustments to contingent liabilities	38	—	—	38
Balance as of March 31, 2024	$4,069	$—	$—	$4,069
_____________
(1)Changes in the fair values of contingent liabilities in connection with the acquisition of Icagen are recognized in “Other operating expense, net” in the condensed consolidated statements of operations and in the operating section of the statements of cash flows. Payments to CVR holders are disclosed in the financing section of the statements of cash flows.
(2)Changes in the fair values of contingent liabilities in connection with the acquisitions of Taurus and xCella are recognized in “Intangible assets, net” in the condensed consolidated balance sheets. Payments to CVR holders are disclosed in the investing section of the statement of cash flows.

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

Assets Measured on a Non-Recurring Basis

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill, finite-lived intangible assets, and long-lived assets. No such fair value impairment was recognized during the three months ended March 31, 2024 or year ended December 31, 2023.

5. Short-Term Investments

The Company classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. The following tables summarize short-term investments as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$48,115	$7	$(22)	$48,100
Asset backed securities	1,850	—	(3)	1,847
Total short-term investments	$49,965	$7	$(25)	$49,947

	As of December 31, 2023
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$68,054	$57	$(4)	$68,107
Asset-backed securities	2,522	—	(4)	2,518
Total short-term investments	$70,576	$57	$(8)	$70,625
The Company classified all investments with maturity dates beyond three months at the date of purchase as short-term investments in the condensed consolidated balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. The following table summarizes available-for-sale investments by maturity as of March 31, 2024:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$49,965	$49,947
Due after one year	—	—
Total short-term investments	$49,965	$49,947

The following tables summarize the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government and agency securities	14	$29,339	$(21)	—	$—	$—	14	$29,339	$(21)
Asset backed securities	3	1,848	(3)	—	—	—	3	1,848	(3)
	17	$31,187	$(24)	—	$—	$—	17	$31,187	$(24)

	As of December 31, 2023
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government and agency securities	5	$10,402	$(4)	—	$—	$—	5	$10,402	$(4)
Asset backed securities	3	2,518	(4)	—	—	—	3	2,518	(4)
	8	$12,920	$(8)	—	$—	$—	8	$12,920	$(8)

The Company had certain available-for-sale debt securities in an unrealized loss position without an allowance for credit loss as of March 31, 2024. Unrealized losses on these debt securities have not been recognized into income because (1) the issuers have high credit quality, (2) management does not intend to sell and it is likely that management will not be required to sell these securities prior to their anticipated recovery and (3) the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the securities, and the fair value is expected to recover as the bonds approach maturity.

6. Balance Sheet Account Details

Property and Equipment, Net

Property and equipment, net, consisted of the following as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Leasehold improvements	$16,077	$16,077
Lab and office equipment	9,485	9,452
Computer equipment and software	754	754
Construction in progress	1,532	842
Property and equipment, at cost	27,848	27,125
Less accumulated depreciation	(9,891)	(8,876)
Total property and equipment, net	$17,957	$18,249

Depreciation expense, which is included in operating expense, was $1.0 million during the three months ended March 31, 2024 and $1.0 million during the three months ended March 31, 2023.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Compensation	$2,939	$5,247
Due to former parent	496	1,234
Professional service fees	229	431
Royalties owed to third parties	70	139
Other	293	17
Total accrued expenses and other current liabilities	$4,027	$7,068

7. Goodwill and Intangible Assets

Goodwill and intangible assets, net consisted of the following as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Goodwill	$83,979	$83,979
Definite-lived intangible assets
Completed technology	233,158	233,158
Less: Accumulated amortization	(87,443)	(84,328)
Customer relationships	11,100	11,100
Less: Accumulated amortization	(4,760)	(4,463)
Intangible assets, net	$152,055	$155,467
Total goodwill and other identifiable intangible assets, net	$236,034	$239,446

Goodwill

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2024 and 2023.

Intangible Assets

Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of up to 20 years and is reflected within amortization of intangibles expense on the condensed consolidated statements of operations. Amortization expense of $3.4 million was recognized during the three months ended March 31, 2024 and 2023. For each of the three months ended March 31, 2024 and 2023, there was no impairment of intangible assets with finite lives.

The remaining weighted-average useful life of definite lived intangible assets is 11.7 years. At March 31, 2024, future amortization expense on intangible assets is estimated to be as follows (in thousands):

Maturity Dates	Amount
Remaining nine months ended December 31, 2024	$10,235
2025	13,527
2026	13,487
2027	13,487
2028	13,487
Thereafter	87,832
Total future amortization expense	$152,055

8. Commitments and Contingencies

Lease Commitments

The Company’s corporate headquarters are located in Emeryville, California and its research facilities are located in Emeryville and Dixon, California, Durham, North Carolina and Tucson, Arizona. It leases approximately 70,000 square feet of space under leases expiring from 2026 to 2032.

The below tables provide supplemental cash flow and other information related to operating leases (in thousands, except for lease term and discount rate):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	$901	$860
Right-of-use assets obtained in exchange for lease obligations:	$—	$—

	As of March 31,
	2024	2023
Weighted average remaining lease term (in years)	7.5	8.4
Weighted average discount rate	4.3%	4.3%

In addition to base rent, certain of the Company’s operating leases require variable payments. These variable lease costs include amounts relating to common area maintenance and are expensed when the obligation for those payments is incurred and are recognized as operating expenses in the condensed consolidated statements of operations. The following table summarizes the components of operating lease expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease cost	796	781
Variable lease cost	381	335
Total lease costs	1,177	1,116

Future minimum lease commitments are as follows as of March 31, 2024 (in thousands):

Maturity Dates	Operating Leases
Remaining nine months ended December 31, 2024	$2,585
2025	3,772
2026	3,869
2027	3,970
2028	4,103
Thereafter	11,298
Total lease payments	29,597
Less imputed interest	(4,663)
Present value of lease liabilities	$24,934

Legal Proceedings

From time to time, the Company has been and may be involved in various legal proceedings arising in its ordinary course of business. In the opinion of management, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on the condensed consolidated financial statements, cash flows or financial position and it is not possible to provide an estimated amount of any such loss. However, the outcome of disputes is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, an unfavorable resolution of one or more matters could materially affect future results of operations or cash flows, or both, in a particular period.

9. Stockholders' Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 1,100,000,000. The total amount of authorized capital stock consists of 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of March 31, 2024, no shares of preferred stock are issued or outstanding.

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

Earnout Shares

As of March 31, 2024, OmniAb Earnout Shares of 14,999,243 and Sponsor Earnout Shares of 1,293,299 are issued and outstanding. Earnout Shares vest based upon the achievement of certain volume-weighted average trading prices (“VWAP”) for shares of the Company for any 20 trading days over a consecutive 30 trading-day period during the five-year period following the Closing Date, with (i) 50% of such Earnout Shares vesting upon achievement of a VWAP of $12.50 per share of OmniAb Common Stock or upon the occurrence of a change of control transaction that will result in the holders of OmniAb Common Stock receiving a price per share in excess of $12.50, and (ii) the remaining 50% of the Earnout Shares vesting upon achievement of a VWAP of $15.00 per share of OmniAb Common Stock or upon the occurrence of a change of control transaction that will result in the holders of OmniAb Common Stock receiving a price per share in excess of $15.00. The Earnout Shares are not transferable until the vesting condition for the applicable tranche of Earnout Shares has been achieved. Prior to vesting, holders of Earnout Shares are entitled to exercise the voting rights carried by such shares and receive any dividends or other distributions in respect of such shares.

The Earnout Shares will be automatically forfeited for no consideration if the vesting condition for the applicable tranche of Earnout Shares has not been satisfied on or before November 1, 2027.

Warrants

As part of APAC’s initial public offering, 7,666,667 Public Warrants were sold. The Public Warrants entitle the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants are only exercisable for a whole number of shares of common stock. No fractional shares are to be issued upon exercise of the warrants. The Public Warrants will expire on November 1, 2027 at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The Public Warrants are listed on the Nasdaq Capital Market under the symbol “OABIW”.

Additionally, the Company can redeem the outstanding Public Warrants:

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

As of March 31, 2024, the aggregate number of shares of our common stock that may be issued under the 2022 Plan is 29,886,710 shares. In addition, the number of shares of our common stock available for issuance under the 2022 Plan will be annually increased on January 1 of each calendar year beginning in 2023 and ending in 2032 by an amount equal to the lesser of (i) a number equal to 5% of the fully-diluted shares on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as is determined by the Company's board of directors.

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

10. Share-Based Compensation

Share-Based Compensation Expense

The Company recognized share-based compensation expense by function as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$2,904	$3,278
General and administrative	2,791	2,777
Total share-based compensation expense	$5,695	$6,055

The Company recognized share-based compensation expense by award type as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Stock options	$3,827	$3,569
Restricted stock units	1,563	1,926
Employee share purchase plan	152	409
Performance restricted stock units	153	151
Total share-based compensation expense	$5,695	$6,055

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

•Expected volatility: Due to the Company’s limited trading history for its common stock, the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
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

The fair value of each option issued to employees was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.3%	3.7%
Expected volatility	54.1%	49.9%
Expected term (years)	6.0	6.2
Dividend yield	—%	—%

The following table summarizes stock option activity awarded to OmniAb employees and directors under the Company’s equity award plans:

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at January 1, 2024	14,795,859	$6.50
Granted	2,823,625	$5.65
Exercised	(269,671)	$3.72
Cancelled/Expired	(143,997)	$8.20
Outstanding at March 31, 2024	17,205,816	$6.39	8.5	$15,346
Exercisable at March 31, 2024	5,483,912	$8.43	7.6	$4,003
_____________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for in the money options at March 31, 2024.

As of March 31, 2024, unrecognized share-based compensation expense related to OmniAb options was $30.8 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.46 years. As of March 31, 2024, unrecognized share-based compensation expense related to Ligand options was $1.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.54 years.

The aggregate intrinsic value of OmniAb options exercised by OmniAb employees during the three months ended March 31, 2024 was $0.4 million. Cash received from OmniAb options exercised by OmniAb employees during the three months ended March 31, 2024 was $1.0 million.

There were no OmniAb options exercised by Ligand employees during the three months ended March 31, 2024.

Restricted Stock Units

Restricted stock units (“RSUs”) are awards of nontransferable shares of common stock subject to certain vesting conditions and other restrictions. RSUs generally vest over three years. The fair value of restricted stock is determined by the closing market price on the grant date.

The following table summarizes RSU activity during the three months ended March 31, 2024 under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2024	1,878,381	$5.61
Granted	752,064	$5.64
Vested	(296,489)	$10.42
Forfeited	(9,543)	$5.53
Unvested balance at March 31, 2024	2,324,413	$5.00

As of March 31, 2024, unrecognized stock-based compensation expense related to OmniAb RSUs was $9.4 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.52 years. As of March 31, 2024, unrecognized stock-based compensation expense related to Ligand RSUs was $0.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.47 years.

The aggregate intrinsic value of OmniAb RSUs vested for OmniAb employees during the three months ended March 31, 2024 was $1.7 million. The aggregate intrinsic value of OmniAb RSUs vested for Ligand employees during the three months ended March 31, 2024 was $0.7 million.

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

The following table summarizes the PRSU activity during the three months ended March 31, 2024, under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2024	94,749	$16.11
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at March 31, 2024	94,749	$16.11

As of March 31, 2024, unrecognized share-based compensation expense related to OmniAb PRSUs was $0.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.75 years.

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

As of March 31, 2024, the aggregate number of shares of our common stock that may be issued pursuant to rights granted under the ESPP equals 3,394,578 shares of our common stock. In addition, on the first day of each calendar year beginning on January 1, 2023 and ending on (and including) January 1, 2032, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (i) 1% of the fully diluted shares outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by our board of directors.

As of March 31, 2024, there was $0.3 million of unrecognized share-based compensation expense associated with the ESPP, which is expected to be recognized over a remaining weighted-average period of 0.66 years.

During the three months ended March 31, 2024, there were no shares issued pursuant to the ESPP.

11. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The Company’s effective tax rate for the three months ended March 31, 2024 was 12.1%. The variance from the U.S. federal statutory tax rate of 21.0% for the three months ended March 31, 2024 was primarily due to the benefit related to tax credits, the tax impact of stock award activities, and the valuation allowance established on federal and state attributes. The Company’s effective tax rate for the three months ended March 31, 2023 was 14.4%. The variance from the U.S. federal statutory tax rate of 21.0% for the three months ended March 31, 2023 was primarily due to the benefit related to tax credits, the tax impact of stock award activities, and the valuation allowance established on state attributes.

The Company considered the realizability of the deferred tax assets and recorded a valuation allowance as necessary for the amount of deferred tax assets which are not more likely than not to be realized as of March 31, 2024.

12. Net Loss Per Share

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed based on the sum of the weighted average number of common shares and dilutive common shares outstanding during the period. As described in Note 2 – Summary of Significant Accounting Policies, Earnout Shares issued in connection with the Business Combination, as further described in Note 3 – Business Combination, are subject to vesting based on the VWAP of common shares during the earnout period. The Earnout Shares are excluded from the calculation of basic and diluted weighted-average number of common shares outstanding until vested.

The following table outlines the basic and diluted net loss per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net loss	$(18,961)	$(6,100)
Weighted-average shares outstanding, basic and diluted	100,755	99,158
Net loss per share, basic and diluted	$(0.19)	$(0.06)

The following table outlines dilutive common share equivalents outstanding, which are excluded in the above diluted net loss per share calculation, as the effect of their inclusion would be anti-dilutive, or the share equivalents were contingently issuable as of each period presented:

	March 31,
	2024	2023
Options to purchase common stock issued and outstanding(1)	22,437,492	18,735,538
Earnout shares	16,292,542	16,292,542
Avista private placement warrants	8,233,333	8,233,333
Avista public warrants	7,666,667	7,666,667
Restricted stock units issued and outstanding(1)	2,421,767	1,710,065
Forward purchase warrants	1,666,667	1,666,667
Backstop warrants	1,445,489	1,445,489
Shares expected to be purchased under employee stock purchase plan	946,670	1,918,512
Total anti-dilutive shares	61,110,627	57,668,813
_____________
(1)Outstanding stock options and restricted stock units include awards outstanding to employees of Ligand.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis and the unaudited interim financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”).

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, our expected cash runway, our business strategy, the effects of the separation or the distribution, our expectations regarding the application of, and the rate and degree of market acceptance of our OmniAb® technology platform and other technologies, our expectations regarding the addressable markets for our technologies, including the growth rate of the markets in which we operate, the potential for and timing of receipt of milestones and royalties under our license agreements with partners, our research and development plans, the potential for our partnered or internal programs to progress in their development, the anticipated timing of the initiation and completion of preclinical studies and clinical trials by our partners or us, the timing and likelihood of regulatory filings and product approvals by our partners or us, the potential for and timing and geographic markets of any commercial product launches by our partners and potential for commercial success, our ability to enter into any new, or maintain existing, strategic partnerships or collaborative relationships, our ability to obtain and maintain intellectual property protection for our platform, products and technologies, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated business development and product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Overview

OmniAb, Inc. is a biotechnology company that licenses cutting edge discovery research technology to the pharmaceutical and biotech industry to enable the discovery of next-generation therapeutics. Our technology platform creates and screens diverse antibody repertoires and is designed to quickly identify optimal antibodies and other target-binding proteins for our partners’ drug development efforts. At the heart of the OmniAb platform is something we call Biological Intelligence™, which powers the immune systems of our proprietary, engineered transgenic animals to create optimized antibody candidates for human therapeutics. We primarily derive revenue from license fees for technology access, milestones from partnered programs and service revenue from research programs.

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

As of March 31, 2024, we had 80 active partners with 327 active programs using the OmniAb technology platform, including 27 OmniAb-derived antibodies in clinical development by our partners, one under regulatory review, and three approved products of our partners.

Our proprietary technologies are joined with and leverage OmniDeep™, which is a suite of in silico, artificial intelligence (“AI”) and machine learning tools for therapeutic discovery and optimization that are woven throughout our various technologies and capabilities. Additionally, an established core competency focused on ion channels and transporters further differentiates OmniAb’s technology and creates opportunities in many important and emerging target classes. OmniAb technologies are designed to be leveraged for the discovery of a variety of next-generation antibody-based therapeutic modalities, including bi- and multi-specific biologics, antibody-drug conjugates, CAR-T therapies, targeted radiotherapeutics, and many others.

The OmniAb suite of technologies spans from Biological Intelligence-powered repertoire generation to cutting-edge antibody discovery and optimization offering an increasingly efficient and customizable end-to-end solution for the growing discovery needs of the global pharmaceutical industry.

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

Our license agreements with pharmaceutical and biotechnology partners generally include: (i) upfront or, in some instances, annual payments for technology access and payments for performance of research services; (ii) downstream payments in the form of preclinical, intellectual property, clinical, regulatory, and commercial milestones; and (iii) royalties on net sales of our partners’ products, if any. License agreements with academic institutions are typically structured with revenue sharing. We succeed when our partners are successful, and our agreements are structured to align economic and scientific interests. Our license agreements typically include reporting requirements, which provide us updates from our partners on the status of their programs. In addition, we track our active partnered programs by reviewing our partners’ public announcements and maintaining close communications with our partners to the extent possible. In some instances, a partner may not publicly announce milestones, in which case, we would be generally dependent on our partner to track, report and disclose to us milestones at the time of achievement. Our license agreements are typically terminable by our partners without penalty with specified notice. However, all milestone payments and royalties survive termination and continue with respect to any OmniAb-derived antibodies. The royalty term is generally the longer of 10 years from the first commercial sale or through the last expiration in any jurisdiction of the patents covering such OmniAb-derived antibody. Importantly, our royalty term is typically linked to the composition-of-matter patents that our partners file related to the antibody discovered using our technology, which both lengthens and diversifies the royalty streams we receive. Our typical royalty rates for antibody discovery contracts are currently in the low- to mid-single digits and can vary depending on other economic terms in the agreement. Although our license agreements with pharmaceutical and biotechnology partners typically include technology access fees, milestone payments and royalties, each agreement is negotiated separately and as a result, the financial terms and contractual provisions vary from agreement to agreement. By providing a full suite of antibody discovery technologies with streamlined economics, we believe we offer an attractive option to industry stakeholders.

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

Metric	March 31, 2024	December 31, 2023	% Change
Active partners	80	77	4%
Active programs	327	325	1%
Active clinical programs and approved products	31	32	(3)%
Approved products	3	3	—%

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Change	% Change
License and milestone revenue	$716	$12,646	$(11,930)	(94)%
Service revenue	2,766	3,958	(1,192)	(30)%
Royalty revenue	319	315	4	1%
Total revenue	$3,801	$16,919	$(13,118)	(78)%

•License and milestone revenue fluctuates primarily due to the timing of milestone recognition related to our partners’ programs in clinical development. The decline in license and milestone revenue was primarily driven by the recognition in the prior year period of a $10 million milestone related to the first commercial sale of teclistimab in the E.U.
•Service revenue declined as a result of the completion of work on certain ion channel programs.

Operating Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Change	% Change
Research and development	$14,551	$13,759	$792	6%
General and administrative	8,337	8,195	142	2%
Amortization of intangibles	3,412	3,369	43	1%
Other operating expense, net	54	49	5	10%
Total operating expenses	$26,354	$25,372	$982	4%

•Research and development expenses increased primarily due to personnel-related costs.

Other Income

Other income during the three months ended March 31, 2024 and 2023 related to interest earned on short-term investments.

Income Tax Benefit

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Change	% Change
Loss before income taxes	$(21,578)	$(7,129)	$(14,449)	203%
Income tax benefit	2,617	1,029	1,588	154%
Net loss	$(18,961)	$(6,100)	$(12,861)	211%
Effective Tax Rate	(12.1)%	(14.4)%

Our effective tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions. The tax rate is also affected by discrete items that may occur in any given year but are not consistent from year to year.

Our effective tax rate for the three months ended March 31, 2024 differed from the federal statutory tax rate of 21.0% due to share-based compensation expense that is not tax deductible and an increase to our valuation allowance recorded against deferred tax assets, partially offset by the tax benefit from research and development tax credits. Our effective tax rate for the three months ended March 31, 2023 differed from the federal statutory tax rate of 21.0% due to share-based compensation expense that is not tax deductible, an increase to our valuation allowance recorded against deferred tax assets, and repricing of state tax deferrals, partially offset by the tax benefit of research and development tax credits.

Liquidity and Capital Resources
Prior to our spin-off from Ligand Pharmaceuticals Incorporated (“Ligand”) in November 2022, funding from Ligand was our primary source of liquidity. We were capitalized with $95.8 million in net cash in connection with the closing of the business combination pursuant to which OmniAb Operations, Inc., a then wholly-owned subsidiary of Ligand (“OmniAb Operations”), was spun off and merged with Orwell Merger Sub Inc., our then wholly-owned subsidiary, with OmniAb Operations surviving as our wholly-owned subsidiary.

As of March 31, 2024, our cash, cash equivalents and short-term investments were $69.0 million. We believe our cash, cash equivalents and short-term investments and the cash we expect to generate from operations will provide us the flexibility we need to meet operating, investing, and financing needs and support our operations through at least the next 12 months.

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
•the impact of pandemic or epidemic diseases on global social, political and economic conditions;
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

Additionally, we may receive up to $218.6 million from the exercise of our warrants, assuming the exercise in full of all the warrants for cash, but not from the sale of the shares of our common stock issuable upon such exercise. As of the date of this report, our warrants are “out of the money,” which means that the trading price of the shares of our common stock underlying our warrants is below the $11.50 exercise price of the warrants. For so long as the warrants remain out of the money, we do not expect warrant holders to exercise their warrants. Therefore, any cash proceeds that we may receive in relation to the exercise of such securities will be dependent on the trading price of our common stock.

Cash Flow Summary

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(17,032)	$27,688	$(44,720)
Investing activities	19,937	(37,172)	57,109
Financing activities	$(203)	$(1,045)	$842

Cash from Operating Activities:

During the three months ended March 31, 2024, cash used in operating activities of $17.0 million primarily reflected our net loss of $19.0 million, changes in our operating assets and liabilities in the amount of $5.5 million, partially offset by net non-cash charges of $7.4 million which primarily included $5.7 million in share-based compensation and $4.9 million in depreciation and amortization.

During the three months ended March 31, 2023, cash provided by operating activities of $27.7 million primarily reflected changes in our operating assets and liabilities in the amount of $25.0 million, net non-cash charges of $8.7 million which primarily included $6.1 million in share-based compensation, and $4.9 million in depreciation and amortization, partially offset by our net loss of $6.1 million.

Cash from Investing Activities:

During the three months ended March 31, 2024, cash provided by investing activities of $19.9 million primarily consisted of $26.0 million of proceeds from the maturity of short-term investments and $0.7 million from the sale of short-term investments, partially offset by $5.4 million of cash used to purchase short-term investments, $0.9 million of cash used to purchase property and equipment, and $0.4 million of payments to contingent liabilities holders.

During the three months ended March 31, 2023, cash used in investing activities of $37.2 million primarily consisted of $39.1 million of cash used to purchase short-term investments and $2.1 million of payments to contingent liabilities holders, partially offset by $4.0 million of proceeds from the maturity of short-term investments.

Cash from Financing Activities:

During the three months ended March 31, 2024, cash used in financing activities was $0.2 million which primarily consisted of $0.9 million of taxes paid related to the net share settlement of equity awards and $0.3 million of transaction costs, partially offset by $1.0 million of proceeds from the issuance of common stock from stock plans.

During the three months ended March 31, 2023, cash used in financing activities was $1.0 million which primarily consisted of $0.8 million taxes paid related to the net share settlement of equity awards and $0.5 million of transaction costs.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Annual Report.

Recent Accounting Pronouncements

For the summary of recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to our financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2024, there were no material changes to our market risks from the discussion provided in Item 7A of our 2023 Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

For information that updates the disclosures set forth under Part I, Item 3, “Legal Proceedings” in our 2023 Annual Report, refer to Note 8 – Commitments and Contingencies to the condensed consolidated financial statements contained in Part I, Item 1, of this report.

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

Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2023 Annual Report. The risk factors described in our 2023 Annual Report are not the only risks we face. Factors we currently do not know, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or our consolidated operating results, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2024, none of our officers or directors adopted, modified, or terminated any such trading arrangements.

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

Date:	May 9, 2024	By:	/s/ Kurt Gustafson
Kurt Gustafson
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)