Form 10-Q
period 2024-06-30
OmniAb, Inc.
filed 2024-08-08
CIK 1846253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2024, the registrant had 118,162,691 shares of common stock outstanding.

Part I – Financial Information
Item 1. Condensed Consolidated Financial Statements
OMNIAB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,794	$16,358
Short-term investments	36,433	70,625
Accounts receivable, net	6,876	3,844
Prepaid expenses and other current assets	3,199	4,074
Total current assets	67,302	94,901
Intangible assets, net	147,512	155,467
Goodwill	83,979	83,979
Property and equipment, net	17,333	18,249
Operating lease right-of-use assets	18,870	19,884
Restricted cash	560	560
Other long-term assets	1,707	2,185
Total assets	$337,263	$375,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,809	$4,411
Accrued expenses and other current liabilities	4,549	7,068
Current contingent liabilities	328	1,303
Current deferred revenue	2,911	6,848
Current operating lease liabilities	3,557	3,486
Total current liabilities	14,154	23,116
Long-term contingent liabilities	1,190	3,203
Deferred income taxes, net	6,839	11,354
Long-term operating lease liabilities	20,775	22,075
Long-term deferred revenue	72	862
Other long-term liabilities	52	30
Total liabilities	43,082	60,640
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2024 and December 31, 2023; 118,156,326 and 116,859,468 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	366,153	353,890
Accumulated other comprehensive income (loss)	(25)	50
Accumulated deficit	(71,959)	(39,367)
Total stockholders’ equity	294,181	314,585
Total liabilities and stockholders’ equity	$337,263	$375,225

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
License and milestone revenue	$3,125	$4,330	$3,841	$16,976
Service revenue	4,171	2,451	6,937	6,409
Royalty revenue	318	165	637	480
Total revenue	7,614	6,946	11,415	23,865
Operating expenses:
Research and development	13,935	14,133	28,486	27,892
General and administrative	7,965	8,738	16,302	16,933
Amortization of intangibles	4,543	3,380	7,955	6,749
Other operating expense (income), net	(2,524)	140	(2,470)	189
Total operating expenses	23,919	26,391	50,273	51,763
Loss from operations	(16,305)	(19,445)	(38,858)	(27,898)
Other income (expense), net:
Interest income	785	1,285	1,760	2,609
Other expense, net	(9)	(4)	(9)	(4)
Total other income (expense), net	776	1,281	1,751	2,605
Loss before income taxes	(15,529)	(18,164)	(37,107)	(25,293)
Income tax benefit	1,898	3,436	4,515	4,465
Net loss	$(13,631)	$(14,728)	$(32,592)	$(20,828)

Net loss per share, basic and diluted	$(0.13)	$(0.15)	$(0.32)	$(0.21)

Weighted-average shares outstanding, basic and diluted	101,456	99,493	101,106	99,326

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(13,631)	$(14,728)	$(32,592)	$(20,828)
Unrealized net loss on available-for-sale securities	(8)	(56)	(75)	(58)
Comprehensive loss	$(13,639)	$(14,784)	$(32,667)	$(20,886)

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2024	116,859,468	$12	$353,890	$50	$(39,367)	$314,585
Net loss	—	—	—	—	(18,961)	(18,961)
Share-based compensation	—	—	5,695	—	—	5,695
Issuance of common stock under employee stock compensation plans, net of tax	529,321	—	141	—	—	141
Unrealized net loss on available-for-sale securities	—	—	—	(67)	—	(67)
Balance at March 31, 2024	117,388,789	$12	$359,726	$(17)	$(58,328)	$301,393
Net loss	—	—	—	—	(13,631)	(13,631)
Share-based compensation	—	—	5,383	—	—	5,383
Issuance of common stock under employee stock compensation plans, net of tax	767,537	—	1,044	—	—	1,044
Unrealized net loss on available-for-sale securities	—	—	—	(8)	—	(8)
Balance at June 30, 2024	118,156,326	$12	$366,153	$(25)	$(71,959)	$294,181

Balance at January 1, 2023	115,218,229	$12	$330,100	$9	$11,252	$341,373
Net loss	—	—	—	—	(6,100)	(6,100)
Share-based compensation	—	—	6,055	—	—	6,055
Issuance of common stock under employee stock compensation plans, net of tax	366,291	—	(524)	—	—	(524)
Unrealized net loss on available-for-sale securities	—	—	—	(2)	—	(2)
Balance at March 31, 2023	115,584,520	$12	$335,631	$7	$5,152	$340,802
Net loss	—	—	—	—	(14,728)	(14,728)
Share-based compensation	—	—	6,529	—	—	6,529
Issuance of common stock under employee stock compensation plans, net of tax	567,196	—	1,259	—	—	1,259
Unrealized net loss on available-for-sale securities	—	—	—	(56)	—	(56)
Balance at June 30, 2023	116,151,716	$12	$343,419	$(49)	$(9,576)	$333,806

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(32,592)	$(20,828)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,050	9,719
Share-based compensation	11,078	12,584
Amortization of discounts on short-term investments, net	(999)	(1,823)
Deferred income taxes, net	(4,515)	(4,152)
Change in estimated fair value of contingent liabilities	(2,513)	(233)
Other	533	536
Changes in operating assets and liabilities, net:
Accounts receivable, net	(2,594)	23,007
Prepaid expenses and other current assets	875	2,219
Other long-term assets	478	(302)
Accounts payable, accrued expenses, and other liabilities	(3,588)	(635)
Operating lease liabilities	(1,229)	721
Deferred revenue	(5,198)	(3,147)
Net cash (used in) provided by operating activities	(29,214)	17,666
Investing activities:
Purchases of short-term investments	(16,685)	(56,195)
Proceeds from the maturity of short-term investments	50,500	30,000
Purchases of property and equipment	(1,677)	(1,047)
Payments to contingent liabilities holders	(400)	(2,800)
Proceeds from sale of short-term investments	1,312	650
Net cash provided by (used in) investing activities	33,050	(29,392)
Financing activities:
Payments to contingent liabilities holders	(75)	—
Proceeds from issuance of common stock from stock plans	2,145	801
Taxes paid related to net share settlement of equity awards	(960)	(896)
Payment of transaction costs	(510)	(472)
Net cash provided by (used in) financing activities	600	(567)
Net change in cash, cash equivalents and restricted cash	4,436	(12,293)
Cash, cash equivalents and restricted cash at beginning of period	16,918	33,839
Cash, cash equivalents and restricted cash at end of period	$21,354	$21,546
Supplemental cash flow information:
Deferred revenue recorded in accounts receivable	$471	$1,365
Supplemental non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$155	$211
Intangible additions recorded in contingent liabilities	$—	$1,116

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

Basis of Presentation

The Company’s accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The financial information for the three and six months ended June 30, 2024 and 2023, is unaudited but includes all normal and recurring adjustments unless indicated otherwise, which the Company considered necessary for fair presentation of its condensed consolidated statements of operations and comprehensive loss. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts within the Company have been eliminated.

Liquidity and Capital Resources

The Company expects to continue to incur losses as it invests in research and development activities to improve its technology platform, market and sell its technologies to existing and new partners, add operational, financial and management information systems and personnel to support its operations and incur ongoing costs associated with operating as a public company. The Company’s ability to continue its operations is dependent upon its ability to generate cash flows from operations and potentially obtain additional capital in the future. The Company believes its existing cash, cash equivalents and short-term investments and the cash it expects to generate from operations will provide it the flexibility needed to meet operating, investing, and financing needs and support operations through at least the next 12 months.

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

(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$20,794	$16,358
Restricted cash	560	560
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$21,354	$16,918

Restricted cash relates to deposits for the Company’s property leases. The restriction will lapse when the related leases expire.

Short-term Investments

Short-term investments generally consist of commercial paper, corporate debt securities, asset-backed securities and U.S. government and agency securities. The Company classifies short-term investments as “available-for-sale” as the sale of such investments may be required prior to maturity to implement management strategies. Therefore, the Company has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying condensed consolidated balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity until realized.

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

The Company’s identifiable intangible assets are composed of acquired core technologies, licensed technologies, contractual relationships, customer relationships and trade names. Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over the assets’ respective estimated useful life. The Company regularly performs reviews to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, the Company estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include market conditions, industry and economic trends, changes in regulations, clinical success, historical and forecasted financial results, significant changes in the ability of a particular asset to generate positive cash flows, and the pattern of utilization of a particular asset. Other than an impairment of the Company’s finite-lived intangible assets related to certain legacy assets from Ligand’s acquisition of Ab Initio Biotherapeutics, Inc. (“Ab Initio”) in July 2019, as further described in Note 7 – Goodwill and Intangible Assets, Net, the Company did not identify indicators of impairment for its other intangible and long-lived assets at June 30, 2024 and December 31, 2023.

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

License fees are recognized when (or as) control of a performance obligation is transferred to the customer. When combined performance obligations contain a promised license and related services or other promises, management judgment is required to determine whether revenue is recognized at a point in time or over time. If a license for technology access is deemed to be the predominant promise in a performance obligation, the Company first determines the nature of the license, whether functional or symbolic intellectual property, to conclude whether revenue recognition as of a point in time or over time is most appropriate. The determination of functional or symbolic intellectual property requires an assessment of whether the customer is able to benefit from the license in its current condition, or if the utility of the license is dependent on or influenced by the Company’s ongoing activities.

The Company recognizes service revenue for contracted R&D services performed for partners over time. The Company measures its progress using an input method based on the effort it expends or costs it incurs toward the satisfaction of its performance obligation. The Company determines the amount of effort it expends, including the time it will take to complete the activities, or the costs it may incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that it multiplies by the transaction price to determine the amount of revenue recognized each period. This approach requires the Company to make estimates and use judgment. If estimates or judgments change over the course of the collaboration, they may affect the timing and amount of revenue recognized in current and future periods.

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

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. The Company generally receives payment at the point it satisfies its obligation or soon after. Any fees billed in advance of being earned are recorded as deferred revenue. During each of the three and six months ended June 30, 2024, the amount recognized as revenue that was previously deferred at March 31, 2024 and December 31, 2023 was $3.3 million and $5.1 million, respectively. During each of the three and six months ended June 30, 2023, the amount recognized as revenue that was previously deferred at March 31, 2023 and December 31, 2022 was $0.5 million and $3.2 million, respectively.

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

Share-Based Compensation

The Company recognizes share-based compensation expense based on the estimated fair value on a straight-line basis over the requisite service periods of the awards, taking into consideration forfeitures as they occur. The fair value of restricted stock units (“RSUs”) is determined by the closing market price of the Company’s common stock on the date of grant. Performance-based restricted stock units (“PRSUs”) generally represent the right to receive a certain number of shares of common stock based on the achievement of the Company’s corporate performance or market goals and continued employment during the vesting period. Share-based compensation expense for market-based PRSUs is measured using the Monte-Carlo valuation model and is not adjusted for the achievement, or lack thereof, of market conditions.

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

The Company accounts for uncertain tax positions recognized in the condensed consolidated financial statements in accordance with the provisions of Topic 740 by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could affect its income tax provision in future periods. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income tax in the condensed consolidated statements of operations.

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

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and assess performance. The Company manages its business as one operating segment.

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

Financial Instruments Measured on a Recurring Basis

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements as of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$9,925	$—	$—	$9,925
Government securities	4,485	—	—	4,485
Total cash equivalents	$14,410	$—	$—	$14,410

Short-term investments:
Government securities	$35,212	$—	$—	$35,212
Asset-backed securities	—	1,221	—	1,221
Total short-term investments	$35,212	$1,221	$—	$36,433

Liabilities:
Current contingent liabilities	$—	$—	$328	$328
Long-term contingent liabilities	—	—	1,190	1,190
Total contingent liabilities	$—	$—	$1,518	$1,518

	Fair Value Measurements as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,289	$—	$—	$12,289
Total cash equivalents	$12,289	$—	$—	$12,289

Short-term investments:
Government and agency securities	$63,109	$4,998	$—	$68,107
Asset-backed securities	—	2,518	—	2,518
Total short-term investments	$63,109	$7,516	$—	$70,625

Liabilities:
Current contingent liabilities	$—	$—	$1,303	$1,303
Long-term contingent liabilities	—	—	3,203	3,203
Total contingent liabilities	$—	$—	$4,506	$4,506

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable, other assets, accounts payable and other accrued expenses and other current liabilities approximate fair value due to their relatively short periods to maturity.

Available-for-Sale Securities

The Company obtains the fair value of its Level 2 available-for-sale securities from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2024 or December 31, 2023. The Company has not transferred any investment securities between classification levels.

Contingent Liabilities

Contingent liabilities are measured at fair value each reporting period by using a probability weighted income approach.

A reconciliation of the Level 3 financial instruments as of June 30, 2024 and December 31, 2023 is as follows:

(in thousands)	Icagen(1)	Taurus(2)	xCella(2)	Total
Balance as of January 1, 2023	$4,747	$1,600	$1,764	$8,111
Payments to CVR holders	(300)	(1,600)	(2,840)	(4,740)
Fair value adjustments to contingent liabilities	(341)	400	1,076	1,135
Balance as of December 31, 2023	4,106	400	—	4,506
Payments to CVR holders	(75)	(400)	—	(475)
Fair value adjustments to contingent liabilities	(2,513)	—	—	(2,513)
Balance as of June 30, 2024	$1,518	$—	$—	$1,518
_____________
(1)Changes in the fair values of contingent liabilities in connection with the acquisition of Icagen are recognized in “Other operating expense (income), net” in the condensed consolidated statements of operations and in the operating section of the statements of cash flows. Payments to CVR holders are disclosed in the financing section of the statements of cash flows.
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

Assets Measured on a Non-Recurring Basis

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill, finite-lived intangible assets, and long-lived assets. During the three months ended June 30, 2024, the Company recorded an impairment of its finite-lived intangible assets related to certain legacy assets from Ligand’s acquisition of Ab Initio in July 2019, as further described in Note 7 – Goodwill and Intangible Assets, Net. No fair value impairment was recognized during the year ended December 31, 2023.

5. Short-Term Investments

The Company classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. The following tables summarize short-term investments as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government securities	$35,236	$1	$(25)	$35,212
Asset backed securities	1,223	—	(2)	1,221
Total short-term investments	$36,459	$1	$(27)	$36,433

	As of December 31, 2023
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$68,054	$57	$(4)	$68,107
Asset-backed securities	2,522	—	(4)	2,518
Total short-term investments	$70,576	$57	$(8)	$70,625
The Company classified all investments with maturity dates beyond three months at the date of purchase as short-term investments in the condensed consolidated balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. The following table summarizes available-for-sale investments by maturity as of June 30, 2024:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$36,459	$36,433
Due after one year	—	—
Total short-term investments	$36,459	$36,433

The following tables summarize the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government securities	15	$28,294	$(25)	—	$—	$—	15	$28,294	$(25)
Asset backed securities	1	366	(1)	2	855	(1)	3	1,221	(2)
	16	$28,660	$(26)	2	$855	$(1)	18	$29,515	$(27)

	As of December 31, 2023
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government and agency securities	5	$10,402	$(4)	—	$—	$—	5	$10,402	$(4)
Asset backed securities	3	2,518	(4)	—	—	—	3	2,518	(4)
	8	$12,920	$(8)	—	$—	$—	8	$12,920	$(8)

The Company had certain available-for-sale debt securities in an unrealized loss position without an allowance for credit loss as of June 30, 2024. Unrealized losses on these debt securities have not been recognized into income because (1) the issuers have high credit quality, (2) management does not intend to sell and it is likely that management will not be required to sell these securities prior to their anticipated recovery and (3) the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the securities, and the fair value is expected to recover as the bonds approach maturity.

6. Balance Sheet Account Details

Property and Equipment, Net

Property and equipment, net, consisted of the following as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Leasehold improvements	$17,746	$16,077
Lab and office equipment	9,772	9,452
Computer equipment and software	754	754
Construction in progress	19	842
Property and equipment, at cost	28,291	27,125
Less accumulated depreciation	(10,958)	(8,876)
Total property and equipment, net	$17,333	$18,249

Depreciation expense, which is included in operating expense, was $1.1 million and $2.1 million during the three and six months ended June 30, 2024, respectively, and $1.0 million and $2.0 million during the three and six months ended June 30, 2023, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Compensation	$3,632	$5,247
Due to former parent Ligand	505	1,234
Professional service fees	186	431
Royalties owed to third parties	83	139
Other	143	17
Total accrued expenses and other current liabilities	$4,549	$7,068

7. Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Goodwill	$83,979	$83,979
Definite-lived intangible assets
Completed technology	233,158	233,158
Less: Accumulated amortization	(91,688)	(84,328)
Customer relationships	11,100	11,100
Less: Accumulated amortization	(5,058)	(4,463)
Intangible assets, net	$147,512	$155,467
Total goodwill and other identifiable intangible assets, net	$231,491	$239,446

Goodwill

There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2024 and 2023.

Intangible Assets

Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of up to 20 years and is reflected within amortization of intangibles expense on the condensed consolidated statements of operations. Amortization expense of $4.5 million and $8.0 million was recognized during the three and six months ended June 30, 2024, respectively. Amortization expense was $3.4 million and $6.7 million during the three and six months ended June 30, 2023, respectively.

During the three and six months ended June 30, 2024, the Company determined that certain of its finite-lived intangible assets related to the acquisition of Ab Initio in July 2019 were fully impaired, and recorded a $1.2 million write-off of the net carrying value, which is recorded as “Amortization of intangibles” in the condensed consolidated statements of operations.

The remaining weighted-average useful life of definite lived intangible assets is 11.4 years. At June 30, 2024, future amortization expense on intangible assets is estimated to be as follows (in thousands):

Maturity Dates	Amount
Remaining six months ended December 31, 2024	$6,786
2025	13,452
2026	13,412
2027	13,412
2028	13,412
Thereafter	87,038
Total future amortization expense	$147,512

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

The below tables provide supplemental cash flow and other information related to operating leases (in thousands, except for lease term and discount rate):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	$1,810	$1,726
Right-of-use assets obtained in exchange for lease obligations:	$39	$328

	As of June 30,
	2024	2023
Weighted average remaining lease term (in years)	7.3	8.2
Weighted average discount rate	4.3%	4.3%

In addition to base rent, certain of the Company’s operating leases require variable payments. These variable lease costs include amounts relating to common area maintenance and are expensed when the obligation for those payments is incurred and are recognized as operating expenses in the condensed consolidated statements of operations. The following table summarizes the components of operating lease expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	798	795	1,594	1,576
Variable lease cost	437	345	818	680
Total lease costs	1,235	1,140	2,412	2,256

Future minimum lease commitments are as follows as of June 30, 2024 (in thousands):

Maturity Dates	Operating Leases
Remaining six months ended December 31, 2024	$1,685
2025	3,782
2026	3,879
2027	3,980
2028	4,107
Thereafter	11,299
Total lease payments	28,732
Less imputed interest	(4,400)
Present value of lease liabilities	$24,332

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

9. Stockholders' Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 1,100,000,000. The total amount of authorized capital stock consists of 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of June 30, 2024, no shares of preferred stock are issued or outstanding.

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

Earnout Shares

As of June 30, 2024, OmniAb Earnout Shares of 14,999,243 and Sponsor Earnout Shares of 1,293,299 are issued and outstanding. Earnout Shares vest based upon the achievement of certain volume-weighted average trading prices (“VWAP”) for shares of the Company for any 20 trading days over a consecutive 30 trading-day period during the five-year period following the Closing Date, with (i) 50% of such Earnout Shares vesting upon achievement of a VWAP of $12.50 per share of OmniAb Common Stock or upon the occurrence of a change of control transaction that will result in the holders of OmniAb Common Stock receiving a price per share in excess of $12.50, and (ii) the remaining 50% of the Earnout Shares vesting upon achievement of a VWAP of $15.00 per share of OmniAb Common Stock or upon the occurrence of a change of control transaction that will result in the holders of OmniAb Common Stock receiving a price per share in excess of $15.00. The Earnout Shares are not transferable until the vesting condition for the applicable tranche of Earnout Shares has been achieved. Prior to vesting, holders of Earnout Shares are entitled to exercise the voting rights carried by such shares and receive any dividends or other distributions in respect of such shares.

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

As of June 30, 2024, the aggregate number of shares of our common stock that may be issued under the 2022 Plan is 29,637,698 shares. In addition, the number of shares of our common stock available for issuance under the 2022 Plan will be annually increased on January 1 of each calendar year beginning in 2023 and ending in 2032 by an amount equal to the lesser of (i) a number equal to 5% of the fully-diluted shares on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as is determined by the Company's board of directors.

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

10. Share-Based Compensation

Share-Based Compensation Expense

The Company recognized share-based compensation expense by function as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$2,641	$3,313	$5,545	$6,591
General and administrative	2,742	3,216	5,533	5,993
Total share-based compensation expense	$5,383	$6,529	$11,078	$12,584

The Company recognized share-based compensation expense by award type as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stock options	$3,676	$4,026	$7,503	$7,595
Restricted stock units	1,429	1,955	2,992	3,881
Employee share purchase plan	125	395	277	804
Performance restricted stock units	153	153	306	304
Total share-based compensation expense	$5,383	$6,529	$11,078	$12,584

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

The fair value of each option issued to employees was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.3%	3.5%	4.3%	3.6%
Expected volatility	57.1%	50.1%	54.4%	50.0%
Expected term (years)	5.6	6.1	6.0	6.1
Dividend yield	—%	—%	—%	—%

The following table summarizes stock option activity awarded to OmniAb employees and directors under the Company’s equity award plans:

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at January 1, 2024	14,795,859	$6.50
Granted	3,141,625	$5.51
Exercised	(442,169)	$3.66
Cancelled/Expired	(372,221)	$6.21
Outstanding at June 30, 2024	17,123,094	$6.40	8.3	$661
Exercisable at June 30, 2024	6,316,485	$8.16	7.5	$225
_____________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for in the money options at June 30, 2024.

As of June 30, 2024, unrecognized share-based compensation expense related to OmniAb options was $27.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.35 years. As of June 30, 2024, unrecognized share-based compensation expense related to Ligand options was $1.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.43 years.

The aggregate intrinsic value of OmniAb options exercised by OmniAb employees during the six months ended June 30, 2024 was $0.5 million. Cash received from OmniAb options exercised by OmniAb employees during the six months ended June 30, 2024 was $1.4 million.

There were no OmniAb options exercised by Ligand employees during the six months ended June 30, 2024.

Restricted Stock Units

RSUs generally represent the right to receive a certain number of shares of common stock subject to certain vesting conditions and other restrictions. RSUs generally vest over three years. The fair value of RSUs is determined by the closing market price on the grant date.

The following table summarizes RSU activity during the six months ended June 30, 2024 under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2024	1,878,381	$5.61
Granted	906,064	$5.41
Vested	(628,733)	$7.42
Forfeited	(73,147)	$4.14
Unvested balance at June 30, 2024	2,082,565	$5.02

As of June 30, 2024, unrecognized stock-based compensation expense related to OmniAb RSUs was $8.4 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.39 years. As of June 30, 2024, unrecognized stock-based compensation expense related to Ligand RSUs was negligible.

The aggregate intrinsic value of OmniAb RSUs vested for OmniAb employees during the six months ended June 30, 2024 was $3.3 million. The aggregate intrinsic value of OmniAb RSUs vested for Ligand employees during the six months ended June 30, 2024 was $0.7 million.

Performance Restricted Stock Units

PRSUs generally represent the right to receive a certain number of shares of common stock based on the achievement of the Company’s corporate performance or market goals and continued employment during the vesting period.

The Company’s PRSUs contain a market condition dependent upon the Company’s relative and absolute total stockholder return over a three-year period, with a payout range of 0% to 200% of the target shares granted. Share-based compensation expense for these PRSUs is measured using the Monte-Carlo valuation model and is not adjusted for the achievement, or lack thereof, of the market conditions.

The following table summarizes the PRSU activity during the six months ended June 30, 2024, under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2024	94,749	$16.11
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at June 30, 2024	94,749	$16.11

As of June 30, 2024, unrecognized share-based compensation expense related to OmniAb PRSUs was $0.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.50 years.

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

As of June 30, 2024, the aggregate number of shares of our common stock that may be issued pursuant to rights granted under the ESPP equals 3,053,749 shares of our common stock. In addition, on the first day of each calendar year beginning on January 1, 2023 and ending on (and including) January 1, 2032, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (i) 1% of the fully diluted shares outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by our board of directors.

As of June 30, 2024, there was $0.1 million of unrecognized share-based compensation expense associated with the ESPP, which is expected to be recognized over a remaining weighted-average period of 0.66 years.

During the six months ended June 30, 2024, there were 340,829 shares issued pursuant to the ESPP.

11. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The Company’s effective tax rate for both the three and six months ended June 30, 2024 was 12.2%. The variance from the U.S. federal statutory tax rate of 21.0% for the three and six months ended June 30, 2024 was primarily due to the benefit related to tax credits, the tax impact of stock award activities, and the valuation allowance established on federal and state attributes. The Company’s effective tax rate for the three and six months ended June 30, 2023 was 18.9% and 17.7%, respectively. The variance from the U.S. federal statutory tax rate of 21.0% for the three and six months ended June 30, 2023 was primarily due to the benefit related to tax credits, the tax impact of stock award activities, and the valuation allowance established on state attributes.

The Company considered the realizability of the deferred tax assets and recorded a valuation allowance as necessary for the amount of deferred tax assets which are not more likely than not to be realized as of June 30, 2024.

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

The following table outlines the basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net loss	$(13,631)	$(14,728)	$(32,592)	$(20,828)
Weighted-average shares outstanding, basic and diluted	101,456	99,493	101,106	99,326
Net loss per share, basic and diluted	$(0.13)	$(0.15)	$(0.32)	$(0.21)

The following table outlines dilutive common share equivalents outstanding, which are excluded in the above diluted net loss per share calculation, as the effect of their inclusion would be anti-dilutive, or the share equivalents were contingently issuable as of each period presented:

	June 30,
	2024	2023
Options to purchase common stock issued and outstanding(1)	22,236,056	21,389,612
Earnout shares	16,292,542	16,292,542
Avista private placement warrants	8,233,333	8,233,333
Avista public warrants	7,666,667	7,666,667
Restricted stock units issued and outstanding(1)	2,179,919	2,389,043
Forward purchase warrants	1,666,667	1,666,667
Backstop warrants	1,445,489	1,445,489
Shares expected to be purchased under employee stock purchase plan	862,289	1,836,123
Total anti-dilutive shares	60,582,962	60,919,476
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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, our expected cash runway, our business strategy, our expectations regarding the application of, and the rate and degree of market acceptance of our OmniAb® technology platform and other technologies, our expectations regarding the addressable markets for our technologies, including the growth rate of the markets in which we operate, the potential for and timing of receipt of milestones and royalties under our license agreements with partners, our research and development plans, the potential for our partnered or internal programs to progress in their development, the anticipated timing of the initiation and completion of preclinical studies and clinical trials by our partners or us, the timing and likelihood of regulatory filings and product approvals by our partners or us, the potential for and timing and geographic markets of any commercial product launches by our partners and potential for commercial success, our ability to enter into any new, or maintain existing, strategic partnerships or collaborative relationships, our ability to obtain and maintain intellectual property protection for our platform, products and technologies, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated business development and product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

As of June 30, 2024, we had 83 active partners with 333 active programs using the OmniAb technology platform, including 28 OmniAb-derived antibodies in clinical development by our partners, one under regulatory review, and three approved products of our partners.

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

Metric	June 30, 2024	December 31, 2023	% Change
Active partners	83	77	8%
Active programs	333	325	2%
Active clinical programs and approved products	32	32	—%
Approved products	3	3	—%

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
License and milestone revenue	$3,125	$4,330	$(1,205)	(28)%
Service revenue	4,171	2,451	1,720	70%
Royalty revenue	318	165	153	93%
Total revenue	$7,614	$6,946	$668	10%

•License and milestone revenue fluctuates primarily due to the timing of milestone recognition related to our partners’ programs in clinical development. The decline in license and milestone revenue was primarily driven by the recognition in the prior year period of milestones related to the start of pivotal studies in two additional indications for batoclimab, being developed by Immunovant, Inc.
•Service revenue increased primarily as a result of changes in certain ion channel research programs, which included for the current year period an acceleration of revenue related to the discontinuation of a program, and for the prior year period a reduction of revenue related to the extension of a program, partially offset by the recognition of a research progression milestone achieved for that same program.

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
License and milestone revenue	$3,841	$16,976	$(13,135)	(77)%
Service revenue	6,937	6,409	528	8%
Royalty revenue	637	480	157	33%
Total revenue	$11,415	$23,865	$(12,450)	(52)%

•The decline in license and milestone revenue was primarily driven by the recognition in the prior year period of various milestones including a $10 million milestone related to the first commercial sale of TECVAYLI® (teclistamab) in the European Union.
•Service revenue increased primarily as a result of changes in certain ion channel research programs, which included for the current year period an acceleration of revenue related to the discontinuation of a program, and for the prior year period a reduction of revenue related to the extension of a program, as well as fewer services performed based on the stage and status of these exclusively licensed programs, partially offset by the recognition of a research progression milestone.

Operating Expenses

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Research and development	$13,935	$14,133	$(198)	(1)%
General and administrative	7,965	8,738	(773)	(9)%
Amortization of intangibles	4,543	3,380	1,163	34%
Other operating expense (income), net	(2,524)	140	(2,664)	(1903)%
Total operating expenses	$23,919	$26,391	$(2,472)	(9)%

•Research and development expenses during the three months ended June 30, 2024 were in line with the prior year period.
•General and administrative expenses decreased primarily due to lower share-based compensation expense as well as nonrecurring prior year costs associated with an ERP system implementation.
•Amortization of intangibles increased primarily due to a $1.2 million impairment of certain of our finite-lived intangible assets related to legacy acquired assets.
•Other operating income, net during the three months ended June 30, 2024 includes a $2.6 million reduction in contingent liabilities primarily attributed to changes in ion channel programs.

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Research and development	$28,486	$27,892	$594	2%
General and administrative	16,302	16,933	(631)	(4)%
Amortization of intangibles	7,955	6,749	1,206	18%
Other operating expense (income), net	(2,470)	189	(2,659)	(1407)%
Total operating expenses	$50,273	$51,763	$(1,490)	(3)%

•Research and development expenses increased in the six months ended June 30, 2024 primarily due to higher contract research costs, partially offset by lower share-based compensation expense.
•General and administrative expenses decreased primarily due to non-recurring consulting and other outside service expenses incurred in 2023 related to our separation from Ligand to become a standalone public company.
•Amortization of intangibles increased primarily due to a $1.2 million impairment of certain of our finite-lived intangible assets related to legacy acquired assets.
•Other operating income, net during the six months ended June 30, 2024 includes a $2.6 million reduction in contingent liabilities primarily attributed to changes in ion channel programs.

Other Income, net

Other income, net during the three and six months ended June 30, 2024 and 2023 primarily related to interest earned on short-term investments.

Income Tax Benefit

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Loss before income taxes	$(15,529)	$(18,164)	$2,635	(15)%
Income tax benefit	1,898	3,436	(1,538)	(45)%
Net loss	$(13,631)	$(14,728)	$1,097	(7)%
Effective tax rate	(12.2)%	(18.9)%

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Loss before income taxes	$(37,107)	$(25,293)	$(11,814)	47%
Income tax benefit	4,515	4,465	50	1%
Net loss	$(32,592)	$(20,828)	$(11,764)	56%
Effective tax rate	(12.2)%	(17.7)%

Our effective tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions. The tax rate is also affected by discrete items that may occur in any given year but are not consistent from year to year.

Our effective tax rate for the three and six months ended June 30, 2024 differed from the federal statutory tax rate of 21.0% due to share-based compensation expense that is not tax deductible and an increase to our valuation allowance recorded against deferred tax assets, partially offset by the tax benefit from research and development tax credits. Our effective tax rate for the three and six months ended June 30, 2023 differed from the federal statutory tax rate of 21.0% due to share-based compensation expense that is not tax deductible and increases to our valuation allowance recorded against deferred tax assets, partially offset by the tax benefit of research and development tax credits.

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

As of June 30, 2024, our cash, cash equivalents and short-term investments were $57.2 million. We believe our cash, cash equivalents and short-term investments and the cash we expect to generate from operations will provide us the flexibility we need to meet operating, investing, and financing needs and support our operations through at least the next 12 months.

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

In December 2023, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in “at the market” (“ATM”) offerings through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S‐3 which was filed on December 8, 2023 and declared effective by the SEC on December 18, 2023. We are not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that we will sell any shares of common stock under the Sales Agreement, or, if we do, as to the price or amount of shares of common stock that we may sell or the dates when such sales will take place. As of June 30, 2024, no shares have been sold pursuant to the Sales Agreement.

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

Cash Flow Summary

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(29,214)	$17,666	$(46,880)
Investing activities	33,050	(29,392)	62,442
Financing activities	$600	$(567)	$1,167

Cash from Operating Activities:

During the six months ended June 30, 2024, cash used in operating activities of $29.2 million primarily reflected our net loss of $32.6 million, changes in our operating assets and liabilities in the amount of $11.3 million, partially offset by net non-cash charges of $14.6 million which primarily included $11.1 million in share-based compensation and $11.1 million in depreciation and amortization.

During the six months ended June 30, 2023, cash provided by operating activities of $17.7 million primarily reflected changes in our operating assets and liabilities in the amount of $22.3 million, net non-cash charges of $16.2 million which primarily included $12.6 million in share-based compensation, and $9.7 million in depreciation and amortization, partially offset by our net loss of $20.8 million.

Cash from Investing Activities:

During the six months ended June 30, 2024, cash provided by investing activities of $33.1 million primarily consisted of $50.5 million of proceeds from the maturity of short-term investments and $1.3 million from the sale of short-term investments, partially offset by $16.7 million of cash used to purchase short-term investments and $1.7 million of cash used to purchase property and equipment.

During the six months ended June 30, 2023, cash used in investing activities of $29.4 million primarily consisted of $56.2 million of cash used to purchase short-term investments and $2.8 million of payments to contingent liabilities holders, partially offset by $30.0 million of proceeds from the maturity of short-term investments.

Cash from Financing Activities:

During the six months ended June 30, 2024, cash provided by financing activities was $0.6 million, which primarily consisted of $2.1 million of proceeds from the issuance of common stock from stock plans, partially offset by $1.0 million of taxes paid related to the net share settlement of equity awards and $0.5 million of transaction costs.

During the six months ended June 30, 2023, cash used in financing activities was $0.6 million, which primarily consisted of $0.9 million of taxes paid related to the net share settlement of equity awards and $0.5 million of transaction costs, partially offset by $0.8 million of proceeds from the issuance of common stock from stock plans.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Annual Report.

Recent Accounting Pronouncements

For the summary of recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to our financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2024, there were no material changes to our market risks from the discussion provided in Item 7A of our 2023 Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2024, certain of our officers adopted such trading arrangements as described below.

On May 17, 2024, Kurt Gustafson, our Executive Vice President, Finance and Chief Financial Officer, and Charles S. Berkman, our Chief Legal Officer and Secretary, and on May 25, 2024, Matthew Foehr, our President and Chief Executive Officer, each entered into a sell-to-cover arrangement intended to comply with the requirements of Rule 10b5-1(c) authorizing the pre-arranged sale of common shares to satisfy tax withholding obligations of the Company arising from the vesting of RSUs and PRSUs, and the related issuance of shares of common stock, issued pursuant to our equity incentive plans. The amount of common shares to be sold to satisfy the Company’s tax withholding obligations under each arrangement is dependent on future events which cannot be known at this time, including the future trading price of our common stock. The expiration date relating to each arrangement is dependent on future events which cannot be known at this time, including the final vesting date of the applicable RSUs and PRSUs and the officer’s termination of service.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1+	Agreement and Plan of Merger, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Orwell Merger Sub Inc., Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	2.1
2.2+	Separation and Distribution Agreement, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	2.2
3.1	Certificate of Incorporation of the Registrant	10-K	001-40720	March 30, 2023	3.1
3.2	Bylaws of the Registrant	8-K	001-40720	November 7, 2022	3.2
4.1	Warrant Agreement, dated August 9, 2021, between Avista Public Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40720	August 12, 2021	4.1
4.2	Assignment, Assumption and Amendment Agreement, dated November 1, 2022, by and among OmniAb, Inc., Continental Stock Transfer & Trust Company and Computershare Trust Company, N.A.	8-K	001-40720	November 7, 2022	4.2
4.3	Specimen Warrant Certificate	S-1/A	333-257177	July 28, 2021	4.3
4.4	Specimen Common Stock Certificate of OmniAb, Inc.	S-4	333-264525	September 27, 2022	4.5
10.1	Open Market Sale AgreementSM, dated December 8, 2023, between the Company and Jefferies LLC	S-3	333-275966	December 8, 2023	1.2
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

Date:	August 8, 2024	By:	/s/ Kurt Gustafson
Kurt Gustafson
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)