Form 10-Q
period 2024-09-30
OmniAb, Inc.
filed 2024-11-12
CIK 1846253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, the registrant had 121,012,583 shares of common stock outstanding.

Part I – Financial Information
Item 1. Condensed Consolidated Financial Statements
OMNIAB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,236	$16,358
Short-term investments	32,145	70,625
Accounts receivable, net	3,495	3,844
Prepaid expenses and other current assets	3,733	4,074
Total current assets	66,609	94,901
Intangible assets, net	144,119	155,467
Goodwill	83,979	83,979
Property and equipment, net	16,333	18,249
Operating lease right-of-use assets	18,333	19,884
Restricted cash	560	560
Other long-term assets	1,621	2,185
Total assets	$331,554	$375,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,187	$4,411
Accrued expenses and other current liabilities	5,446	7,068
Current contingent liabilities	510	1,303
Current deferred revenue	2,508	6,848
Current operating lease liabilities	3,751	3,486
Total current liabilities	14,402	23,116
Long-term contingent liabilities	1,111	3,203
Deferred income taxes, net	4,131	11,354
Long-term operating lease liabilities	20,088	22,075
Long-term deferred revenue	41	862
Other long-term liabilities	53	30
Total liabilities	39,826	60,640
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2024 and December 31, 2023; 120,222,547 and 116,859,468 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	379,999	353,890
Accumulated other comprehensive income	49	50
Accumulated deficit	(88,332)	(39,367)
Total stockholders’ equity	291,728	314,585
Total liabilities and stockholders’ equity	$331,554	$375,225

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
License and milestone revenue	$1,375	$2,010	$5,216	$18,986
Service revenue	2,479	3,016	9,416	9,425
Royalty revenue	318	451	955	931
Total revenue	4,172	5,477	15,587	29,342
Operating expenses:
Research and development	13,318	13,867	41,804	41,759
General and administrative	7,079	8,511	23,381	25,444
Amortization of intangibles	3,393	3,398	11,348	10,147
Other operating expense (income), net	146	16	(2,324)	205
Total operating expenses	23,936	25,792	74,209	77,555
Loss from operations	(19,764)	(20,315)	(58,622)	(48,213)
Other income (expense), net:
Interest income	691	1,265	2,451	3,874
Other income (expense), net	(8)	8	(17)	4
Total other income (expense), net	683	1,273	2,434	3,878
Loss before income taxes	(19,081)	(19,042)	(56,188)	(44,335)
Income tax benefit	2,708	3,304	7,223	7,769
Net loss	$(16,373)	$(15,738)	$(48,965)	$(36,566)

Net loss per share, basic and diluted	$(0.16)	$(0.16)	$(0.48)	$(0.37)

Weighted-average shares outstanding, basic and diluted	102,393	99,905	101,538	99,521

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(16,373)	$(15,738)	$(48,965)	$(36,566)
Unrealized net gain (loss) on available-for-sale securities	74	—	(1)	(58)
Comprehensive loss	$(16,299)	$(15,738)	$(48,966)	$(36,624)

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2024	116,859,468	$12	$353,890	$50	$(39,367)	$314,585
Net loss	—	—	—	—	(18,961)	(18,961)
Share-based compensation	—	—	5,695	—	—	5,695
Issuance of common stock under employee stock compensation plans, net of tax	529,321	—	141	—	—	141
Unrealized net loss on available-for-sale securities	—	—	—	(67)	—	(67)
Balance at March 31, 2024	117,388,789	$12	$359,726	$(17)	$(58,328)	$301,393
Net loss	—	—	—	—	(13,631)	(13,631)
Share-based compensation	—	—	5,383	—	—	5,383
Issuance of common stock under employee stock compensation plans, net of tax	767,537	—	1,044	—	—	1,044
Unrealized net loss on available-for-sale securities	—	—	—	(8)	—	(8)
Balance at June 30, 2024	118,156,326	$12	$366,153	$(25)	$(71,959)	$294,181
Net loss	—	—	—	—	(16,373)	(16,373)
Share-based compensation	—	—	5,305	—	—	5,305
Issuance of common stock under employee stock compensation plans, net of tax	36,243	—	106	—	—	106
Issuance of common stock under ATM facility, net of commissions and issuance costs	2,029,978	—	8,435	—	—	8,435
Unrealized net gain on available-for-sale securities	—	—	—	74	—	74
Balance at September 30, 2024	120,222,547	$12	$379,999	$49	$(88,332)	$291,728

Balance at January 1, 2023	115,218,229	$12	$330,100	$9	$11,252	$341,373
Net loss	—	—	—	—	(6,100)	(6,100)
Share-based compensation	—	—	6,055	—	—	6,055
Issuance of common stock under employee stock compensation plans, net of tax	366,291	—	(524)	—	—	(524)
Unrealized net loss on available-for-sale securities	—	—	—	(2)	—	(2)
Balance at March 31, 2023	115,584,520	$12	$335,631	$7	$5,152	$340,802
Net loss	—	—	—	—	(14,728)	(14,728)
Share-based compensation	—	—	6,529	—	—	6,529
Issuance of common stock under employee stock compensation plans, net of tax	567,196	—	1,259	—	—	1,259
Unrealized net loss on available-for-sale securities	—	—	—	(56)	—	(56)
Balance at June 30, 2023	116,151,716	$12	$343,419	$(49)	$(9,576)	$333,806
Net loss	—	—	—	—	(15,738)	(15,738)
Share-based compensation	—	—	6,310	—	—	6,310
Issuance of common stock under employee stock compensation plans, net of tax	80,283	—	171	—	—	171
Balance at September 30, 2023	116,231,999	$12	$349,900	$(49)	$(25,314)	$324,549

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(48,965)	$(36,566)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,977	14,563
Share-based compensation	16,383	18,894
Amortization of discounts on short-term investments, net	(1,285)	(2,651)
Deferred income taxes, net	(7,223)	(7,467)
Change in estimated fair value of contingent liabilities	(2,410)	(275)
Other	524	90
Changes in operating assets and liabilities, net:
Accounts receivable, net	1,263	24,911
Prepaid expenses and other current assets	341	2,312
Other long-term assets	564	(134)
Accounts payable, accrued expenses, and other liabilities	(3,186)	1,446
Operating lease liabilities	(1,722)	380
Deferred revenue	(6,053)	(4,035)
Net cash (used in) provided by operating activities	(35,792)	11,468
Investing activities:
Purchases of short-term investments	(25,669)	(86,885)
Proceeds from the maturity of short-term investments	63,500	66,250
Purchases of property and equipment	(1,829)	(1,537)
Payments to contingent liabilities holders	(400)	(3,640)
Proceeds from sale of short-term investments	1,897	2,706
Net cash provided by (used in) investing activities	37,499	(23,106)
Financing activities:
Payments to contingent liabilities holders	(75)	—
Proceeds from issuance of common stock from stock plans	2,251	990
Taxes paid related to net share settlement of equity awards	(960)	(914)
Payment of transaction costs	(525)	(472)
Proceeds from issuance of common stock under ATM facility, net of commissions	8,480	—
Net cash provided by (used in) financing activities	9,171	(396)
Net change in cash, cash equivalents and restricted cash	10,878	(12,034)
Cash, cash equivalents and restricted cash at beginning of period	16,918	33,839
Cash, cash equivalents and restricted cash at end of period	$27,796	$21,805
Supplemental cash flow information:
Deferred revenue recorded in accounts receivable	$892	$831
Supplemental non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$—	$28
Intangible additions recorded in contingent liabilities	$—	$1,376

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

Description of Business

OmniAb, Inc. (“OmniAb” or the “Company”, formerly known as Avista Public Acquisition Corp. II (“APAC”)) is a biotechnology company that licenses cutting edge discovery research technology to the pharmaceutical and biotech industries and academic institutions to enable the discovery of next-generation therapeutics. The Company’s technology platform creates and screens diverse antibody repertoires and is designed to quickly identify optimal antibodies and other target-binding proteins for its partners’ drug development efforts. At the heart of the OmniAb platform is something the Company calls Biological Intelligence™, which powers the immune systems of its proprietary, engineered transgenic animals to create optimized antibody candidates for human therapeutics. The Company primarily derives revenue from license fees for technology access, milestones from partnered programs and service revenue from research programs.

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

Basis of Presentation

The Company’s accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The financial information for the three and nine months ended September 30, 2024 and 2023, is unaudited but includes all normal and recurring adjustments unless indicated otherwise, which the Company considered necessary for fair presentation of its condensed consolidated statements of operations and comprehensive loss. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$27,236	$16,358
Restricted cash	560	560
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$27,796	$16,918

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

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. During the goodwill impairment review, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than the carrying amount, including goodwill. The Company operates in one reporting unit. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, the overall financial performance, and events affecting the reporting unit. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the quantitative assessment. The Company will then evaluate goodwill for impairment by comparing the estimated fair value of the reporting unit to its carrying value, including the associated goodwill. To determine the fair value, the Company generally uses a combination of market approach based on OmniAb and comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. The Company’s cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative assessment for the goodwill impairment test. The Company performs its annual assessment for goodwill impairment during the fourth quarter each year. No impairment indicators were noted in any periods presented in the condensed consolidated financial statements under the qualitative assessment.

The Company’s identifiable intangible assets are composed of acquired core technologies, licensed technologies, contractual relationships, customer relationships and trade names. Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over the assets’ respective estimated useful life. The Company regularly performs reviews to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, the Company estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include market conditions, industry and economic trends, changes in regulations, clinical success, historical and forecasted financial results, significant changes in the ability of a particular asset to generate positive cash flows, and the pattern of utilization of a particular asset. Other than an impairment of the Company’s finite-lived intangible assets related to certain legacy assets from Ligand’s acquisition of Ab Initio Biotherapeutics, Inc. (“Ab Initio”) in July 2019, as further described in Note 7 – Goodwill and Intangible Assets, Net, the Company did not identify indicators of impairment for its other intangible and long-lived assets at September 30, 2024 and December 31, 2023.

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

The Company recognizes service revenue for contracted R&D services performed for partners over time. The Company measures its progress using an input method based on the effort it expends or costs it incurs relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that it multiplies by the transaction price to determine the amount of revenue recognized each period. This approach requires the Company to make estimates and use judgment. If estimates or judgments change over the course of the collaboration, they may affect the timing and amount of revenue recognized in current and future periods.

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

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. The Company generally receives payment at the point it satisfies its obligation or soon after. Any fees billed in advance of being earned are recorded as deferred revenue. During each of the three and nine months ended September 30, 2024, the amount recognized as revenue that was previously deferred at June 30, 2024 and December 31, 2023 was $1.4 million and $6.1 million, respectively. During each of the three and nine months ended September 30, 2023, the amount recognized as revenue that was previously deferred at June 30, 2023 and December 31, 2022 was $2.3 million and $4.8 million, respectively.

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

Financial Instruments Measured on a Recurring Basis

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements as of September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$17,003	$—	$—	$17,003
Total cash equivalents	$17,003	$—	$—	$17,003

Short-term investments:
Government and agency securities	$29,998	$1,508	$—	$31,506
Asset-backed securities	—	639	—	639
Total short-term investments	$29,998	$2,147	$—	$32,145

Liabilities:
Current contingent liabilities	$—	$—	$510	$510
Long-term contingent liabilities	—	—	1,111	1,111
Total contingent liabilities	$—	$—	$1,621	$1,621

	Fair Value Measurements as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,289	$—	$—	$12,289
Total cash equivalents	$12,289	$—	$—	$12,289

Short-term investments:
Government and agency securities	$63,109	$4,998	$—	$68,107
Asset-backed securities	—	2,518	—	2,518
Total short-term investments	$63,109	$7,516	$—	$70,625

Liabilities:
Current contingent liabilities	$—	$—	$1,303	$1,303
Long-term contingent liabilities	—	—	3,203	3,203
Total contingent liabilities	$—	$—	$4,506	$4,506

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable, other assets, accounts payable and other accrued expenses and other current liabilities approximate fair value due to their relatively short periods to maturity.

Available-for-Sale Securities

The Company obtains the fair value of its Level 2 available-for-sale securities from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2024 or December 31, 2023. The Company has not transferred any investment securities between classification levels.

Contingent Liabilities

Contingent liabilities are measured at fair value each reporting period by using a probability weighted income approach.

A reconciliation of the Level 3 financial instruments as of September 30, 2024 and December 31, 2023 is as follows:

(in thousands)	Icagen(1)	Taurus(2)	xCella(2)	Total
Balance as of January 1, 2023	$4,747	$1,600	$1,764	$8,111
Payments to CVR holders	(300)	(1,600)	(2,840)	(4,740)
Fair value adjustments to contingent liabilities	(341)	400	1,076	1,135
Balance as of December 31, 2023	4,106	400	—	4,506
Payments to CVR holders	(75)	(400)	—	(475)
Fair value adjustments to contingent liabilities	(2,410)	—	—	(2,410)
Balance as of September 30, 2024	$1,621	$—	$—	$1,621
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

Assets Measured on a Non-Recurring Basis

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill, finite-lived intangible assets, and long-lived assets. During the nine months ended September 30, 2024 , the Company recorded an impairment of its finite-lived intangible assets related to certain legacy assets from Ligand’s acquisition of Ab Initio in July 2019, as further described in Note 7 – Goodwill and Intangible Assets, Net. No fair value impairment was recognized during the year ended December 31, 2023.

5. Short-Term Investments

The Company classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. The following tables summarize short-term investments as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$31,457	$50	$(1)	$31,506
Asset-backed securities	639	—	—	639
Total short-term investments	$32,096	$50	$(1)	$32,145

	As of December 31, 2023
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$68,054	$57	$(4)	$68,107
Asset-backed securities	2,522	—	(4)	2,518
Total short-term investments	$70,576	$57	$(8)	$70,625
The Company classified all investments with maturity dates beyond three months at the date of purchase as short-term investments in the condensed consolidated balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. The following table summarizes available-for-sale investments by maturity as of September 30, 2024:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$32,096	$32,145
Due after one year	—	—
Total short-term investments	$32,096	$32,145

The following tables summarize the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government and agency securities	1	$1,508	$(1)	—	$—	$—	1	$1,508	$(1)
Asset-backed securities	—	—	—	—	—	—	—	—	—
	1	$1,508	$(1)	—	$—	$—	1	$1,508	$(1)

	As of December 31, 2023
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government and agency securities	5	$10,402	$(4)	—	$—	$—	5	$10,402	$(4)
Asset-backed securities	3	2,518	(4)	—	—	—	3	2,518	(4)
	8	$12,920	$(8)	—	$—	$—	8	$12,920	$(8)

The Company had certain available-for-sale debt securities in an unrealized loss position without an allowance for credit loss as of September 30, 2024. Unrealized losses on these debt securities have not been recognized into income because (1) the issuers have high credit quality, (2) management does not intend to sell and it is likely that management will not be required to sell these securities prior to their anticipated recovery and (3) the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the securities, and the fair value is expected to recover as the bonds approach maturity.

6. Balance Sheet Account Details

Property and Equipment, Net

Property and equipment, net, consisted of the following as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Leasehold improvements	$17,746	$16,077
Lab and office equipment	9,787	9,452
Computer hardware and software	754	754
Construction in progress	—	842
Property and equipment, at cost	28,287	27,125
Less accumulated depreciation	(11,954)	(8,876)
Total property and equipment, net	$16,333	$18,249

Depreciation expense, which is included in operating expense, was $1.0 million and $3.1 million during the three and nine months ended September 30, 2024, respectively, and $1.0 million and $3.0 million during the three and nine months ended September 30, 2023, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Compensation	$4,638	$5,247
Due to former parent Ligand	439	1,234
Professional service fees	189	431
Royalties owed to third parties	116	139
Other	64	17
Total accrued expenses and other current liabilities	$5,446	$7,068

7. Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Goodwill	$83,979	$83,979
Definite-lived intangible assets
Completed technology	233,158	233,158
Less: Accumulated amortization	(94,784)	(84,328)
Customer relationships	11,100	11,100
Less: Accumulated amortization	(5,355)	(4,463)
Intangible assets, net	$144,119	$155,467
Total goodwill and other identifiable intangible assets, net	$228,098	$239,446

Goodwill

There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2024 and 2023.

Intangible Assets

Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of up to 20 years and is reflected within amortization of intangibles expense on the condensed consolidated statements of operations. Amortization expense of $3.4 million and $11.3 million was recognized during the three and nine months ended September 30, 2024, respectively. Amortization expense was $3.4 million and $10.1 million during the three and nine months ended September 30, 2023, respectively.

During the nine months ended September 30, 2024, the Company determined that certain of its finite-lived intangible assets related to the acquisition of Ab Initio in July 2019 were fully impaired, and recorded a $1.2 million write-off of the net carrying value, which is recorded as “Amortization of intangibles” in the condensed consolidated statements of operations.

The remaining weighted-average useful life of definite lived intangible assets is 11.2 years. At September 30, 2024, future amortization expense on intangible assets is estimated to be as follows (in thousands):

Maturity Dates	Amount
Remaining three months ended December 31, 2024	$3,393
2025	13,452
2026	13,412
2027	13,412
2028	13,412
Thereafter	87,038
Total future amortization expense	$144,119

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

The below tables provide supplemental cash flow and other information related to operating leases (in thousands, except for lease term and discount rate):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	$2,563	$2,442
Right-of-use assets obtained in exchange for lease obligations:	$39	$328

	As of September 30,
	2024	2023
Weighted average remaining lease term (in years)	7.1	8.0
Weighted average discount rate	4.3%	4.3%

In addition to base rent, certain of the Company’s operating leases require variable payments. These variable lease costs include amounts relating to common area maintenance and are expensed when the obligation for those payments is incurred and are recognized as operating expenses in the condensed consolidated statements of operations. The following table summarizes the components of operating lease expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	799	802	2,393	2,378
Variable lease cost	519	364	1,337	1,070
Total lease costs	1,318	1,166	3,730	3,448

Future minimum lease commitments are as follows as of September 30, 2024 (in thousands):

Maturity Dates	Operating Leases
Remaining three months ended December 31, 2024	$930
2025	3,782
2026	3,879
2027	3,980
2028	4,107
Thereafter	11,299
Total lease payments	27,977
Less imputed interest	(4,138)
Present value of lease liabilities	$23,839

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

9. Stockholders' Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 1,100,000,000. The total amount of authorized capital stock consists of 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of September 30, 2024, no shares of preferred stock are issued or outstanding.

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

Earnout Shares

As of September 30, 2024, OmniAb Earnout Shares of 14,999,243 and Sponsor Earnout Shares of 1,293,299 are issued and outstanding. Earnout Shares vest based upon the achievement of certain volume-weighted average trading prices (“VWAP”) for shares of the Company for any 20 trading days over a consecutive 30 trading-day period during the five-year period following the Closing Date, with (i) 50% of such Earnout Shares vesting upon achievement of a VWAP of $12.50 per share of OmniAb Common Stock or upon the occurrence of a change of control transaction that will result in the holders of OmniAb Common Stock receiving a price per share in excess of $12.50, and (ii) the remaining 50% of the Earnout Shares vesting upon achievement of a VWAP of $15.00 per share of OmniAb Common Stock or upon the occurrence of a change of control transaction that will result in the holders of OmniAb Common Stock receiving a price per share in excess of $15.00. The Earnout Shares are not transferable until the vesting condition for the applicable tranche of Earnout Shares has been achieved. Prior to vesting, holders of Earnout Shares are entitled to exercise the voting rights carried by such shares and receive any dividends or other distributions in respect of such shares.

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

As of September 30, 2024, the aggregate number of shares of our common stock that may be issued under the 2022 Plan is 29,629,470 shares. In addition, the number of shares of our common stock available for issuance under the 2022 Plan will be annually increased on January 1 of each calendar year beginning in 2023 and ending in 2032 by an amount equal to the lesser of (i) a number equal to 5% of the fully-diluted shares on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as is determined by the Company's board of directors.

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

At the Market Offering

In December 2023, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100.0 million in “at the market” (“ATM”) offerings through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of its common stock made pursuant to the Sales Agreement are made under its shelf registration statement on Form S‐3 which was filed on December 8, 2023 and declared effective by the SEC on December 18, 2023. The Company is not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. During the three and nine months ended September 30, 2024, 2,029,978 shares of common stock in the ATM offering were issued for net proceeds of $8.5 million, after deducting commissions. Subsequent to September 30, 2024, the Company issued 741,214 shares of common stock under the ATM program for net proceeds of $2.9 million, after deducting commissions.

10. Share-Based Compensation

Share-Based Compensation Expense

The Company recognized share-based compensation expense by function as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
General and administrative	$2,733	$3,113	$8,266	$9,106
Research and development	2,572	3,197	8,117	9,788
Total share-based compensation expense	$5,305	$6,310	$16,383	$18,894

The Company recognized share-based compensation expense by award type as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock options	$3,659	$3,866	$11,162	$11,461
Restricted stock units	1,429	2,001	4,421	5,882
Performance restricted stock units	154	154	460	458
Employee share purchase plan	63	289	340	1,093
Total share-based compensation expense	$5,305	$6,310	$16,383	$18,894

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

The fair value of each option issued to employees was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	4.1%	4.3%	4.3%	3.6%
Expected volatility	55.7%	50.7%	54.4%	50.1%
Expected term (years)	6.0	6.1	6.0	6.1
Dividend yield	—%	—%	—%	—%

The following table summarizes stock option activity awarded to OmniAb employees and directors under the Company’s equity award plans:

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at January 1, 2024	14,795,859	$6.50
Granted	3,170,425	$5.50
Exercised	(472,035)	$3.65
Cancelled/Expired	(475,134)	$6.12
Outstanding at September 30, 2024	17,019,115	$6.40	8.0	$4,205
Exercisable at September 30, 2024	7,483,410	$7.84	7.4	$1,568
_____________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for in the money options at September 30, 2024.

As of September 30, 2024, unrecognized share-based compensation expense related to OmniAb options was $24.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.25 years. As of September 30, 2024, unrecognized share-based compensation expense related to Ligand options was $0.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.34 years.

The aggregate intrinsic value of OmniAb options exercised by OmniAb employees during the nine months ended September 30, 2024 was $0.5 million. Cash received from OmniAb options exercised by OmniAb employees during the nine months ended September 30, 2024 was $1.5 million.

There were no OmniAb options exercised by Ligand employees during the nine months ended September 30, 2024.

Restricted Stock Units

RSUs generally represent the right to receive a certain number of shares of common stock subject to certain vesting conditions and other restrictions. RSUs generally vest over three years. The fair value of RSUs is determined by the closing market price on the grant date.

The following table summarizes RSU activity during the nine months ended September 30, 2024 under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2024	1,878,381	$5.61
Granted	906,064	$5.41
Vested	(632,505)	$7.43
Forfeited	(81,438)	$4.26
Unvested balance at September 30, 2024	2,070,502	$5.01

As of September 30, 2024, unrecognized stock-based compensation expense related to OmniAb RSUs was $7.0 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.29 years. As of September 30, 2024, unrecognized stock-based compensation expense related to Ligand RSUs was negligible.

The aggregate intrinsic value of OmniAb RSUs vested for OmniAb employees during the nine months ended September 30, 2024 was $3.4 million. The aggregate intrinsic value of OmniAb RSUs vested for Ligand employees during the nine months ended September 30, 2024 was $0.7 million.

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

The following table summarizes the PRSU activity during the nine months ended September 30, 2024, under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2024	94,749	$16.11
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at September 30, 2024	94,749	$16.11

As of September 30, 2024, unrecognized share-based compensation expense related to OmniAb PRSUs was $0.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.25 years.

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

As of September 30, 2024, the aggregate number of shares of our common stock that may be issued pursuant to rights granted under the ESPP equals 3,053,749 shares of our common stock. In addition, on the first day of each calendar year beginning on January 1, 2023 and ending on (and including) January 1, 2032, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (i) 1% of the fully diluted shares outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by our board of directors.

As of September 30, 2024, there was $0.1 million of unrecognized share-based compensation expense associated with the ESPP, which is expected to be recognized over a remaining weighted-average period of 0.51 years.

During the nine months ended September 30, 2024, there were 340,829 shares issued pursuant to the ESPP.

11. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The Company’s effective tax rate for both the three and nine months ended September 30, 2024 was 14.2% and 12.9%, respectively. The variance from the U.S. federal statutory tax rate of 21.0% for the three and nine months ended September 30, 2024 was primarily due to the benefit related to tax credits, the tax impact of stock award activities, and the valuation allowance established on federal and state attributes. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 17.4% and 17.5%, respectively. The variance from the U.S. federal statutory tax rate of 21.0% for the three and nine months ended September 30, 2023 was primarily due to the benefit related to tax credits, the tax impact of stock award activities, and the valuation allowance established on state attributes.

The Company considered the realizability of the deferred tax assets and recorded a valuation allowance as necessary for the amount of deferred tax assets which are not more likely than not to be realized as of September 30, 2024.

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

The following table outlines the basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net loss	$(16,373)	$(15,738)	$(48,965)	$(36,566)
Weighted-average shares outstanding, basic and diluted	102,393	99,905	101,538	99,521
Net loss per share, basic and diluted	$(0.16)	$(0.16)	$(0.48)	$(0.37)

The following table outlines dilutive common share equivalents outstanding, which are excluded in the above diluted net loss per share calculation, as the effect of their inclusion would be anti-dilutive, or the share equivalents were contingently issuable as of each period presented:

	September 30,
	2024	2023
Options to purchase common stock issued and outstanding(1)	22,132,077	21,076,042
Earnout shares	16,292,542	16,292,542
Avista private placement warrants	8,233,333	8,233,333
Avista public warrants	7,666,667	7,666,667
Restricted stock units issued and outstanding(1)	2,165,251	2,338,820
Forward purchase warrants	1,666,667	1,666,667
Backstop warrants	1,445,489	1,445,489
Shares expected to be purchased under employee stock purchase plan	687,882	1,433,978
Total anti-dilutive shares	60,289,908	60,153,538
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

Overview

OmniAb licenses cutting edge discovery research technology to the pharmaceutical and biotech industries and academic institutions to enable the discovery of next-generation therapeutics. Our technology platform creates and screens diverse antibody repertoires and is designed to quickly identify optimal antibodies and other target-binding proteins for our partners’ drug development efforts. At the heart of the OmniAb platform is what we call Biological Intelligence™, which powers the immune systems of our proprietary, engineered transgenic animals to create optimized antibody candidates for human therapeutics. We primarily derive revenue from license fees for technology access, milestones from partnered programs and service revenue from research programs.

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

As of September 30, 2024, we had 86 active partners with 352 active programs using the OmniAb technology platform, including 29 OmniAb-derived antibodies in clinical development by our partners, one under regulatory review, and three approved products of our partners.

Our proprietary technologies are joined with and leverage a suite of in silico, artificial intelligence and machine learning tools for therapeutic discovery and optimization that are woven throughout our various technologies and capabilities. Additionally, an established core competency focused on ion channels and transporters further differentiates OmniAb’s technology and creates opportunities in many important and emerging target classes. OmniAb technologies are designed to be leveraged for the discovery of a variety of next-generation antibody-based therapeutic modalities, including bi- and multi-specific biologics, antibody-drug conjugates, CAR-T therapies, targeted radiotherapeutics, and many others.

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

Our license agreements with pharmaceutical and biotechnology partners generally include: (i) upfront or, in some instances, annual payments for technology access and payments for performance of research services; (ii) downstream payments in the form of preclinical, intellectual property, clinical, regulatory, and commercial milestones; and (iii) royalties on net sales of our partners’ products, if any. License agreements with academic institutions are typically structured with revenue sharing. We succeed when our partners are successful, and our agreements are structured to align economic and scientific interests. Our license agreements typically include reporting requirements, which provide us updates from our partners on the status of their programs. In addition, we track our active partnered programs by reviewing our partners’ public announcements and maintaining close communications with our partners to the extent possible. In some instances, a partner may not publicly announce milestones, in which case, we would be generally dependent on our partner to track, report and disclose to us milestones at the time of achievement. Our license agreements typically grant a perpetual license to our technology and are typically terminable by our partners without penalty with specified notice. However, all milestone payments and royalties survive termination and continue with respect to any OmniAb-derived antibodies. The royalty term is generally the longer of 10 years from the first commercial sale or through the last expiration in any jurisdiction of the patents covering such OmniAb-derived antibody. Importantly, our royalty term is typically linked to the composition-of-matter patents that our partners file related to the antibody discovered using our technology, which both lengthens and diversifies the royalty streams we receive. Our typical royalty rates for antibody discovery contracts are currently in the low- to mid-single digits and can vary depending on other economic terms in the agreement. Although our license agreements with pharmaceutical and biotechnology partners typically include technology access fees, milestone payments and royalties, each agreement is negotiated separately and as a result, the financial terms and contractual provisions vary from agreement to agreement. By providing a full suite of antibody discovery technologies with streamlined economics, we believe we offer an attractive option to industry stakeholders.

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

Key Business Metrics

We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that the following metrics are important to understanding our current business. These metrics are highly dependent on information provided by our partners and may change or may be substituted for additional or different metrics as our business continues to grow.

Metric	Active Partners	Active Programs	Active Clinical Programs and Approved Products	Approved Products
December 31, 2023	77	325	32	3
Additions	10	39	3	—
Terminations	(1)	(12)	(2)	—
September 30, 2024	86	352	33	3

Active partners represents the number of partners that have rights to an active program or have executed a license agreement in advance of initiating an active program. A partner is removed from the metric when the partner informs us they are terminating their license or they are no longer in business. We view this metric as an indication of the competitiveness of our platform and our current level of market penetration. The metric also relates to our opportunities to secure additional active programs.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

Revenue

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	Change	% Change
License and milestone revenue	$1,375	$2,010	$(635)	(32)%
Service revenue	2,479	3,016	(537)	(18)%
Royalty revenue	318	451	(133)	(29)%
Total revenue	$4,172	$5,477	$(1,305)	(24)%

•License and milestone revenue fluctuates primarily due to the timing of upfront license payments and milestone recognition related to our partners’ programs in clinical development. The decline in license and milestone revenue was primarily driven by more milestone payments recognized in the prior year period.
•Service revenue declined primarily as a result of the discontinuation of certain ion channel research programs.
•Royalty revenue declined primarily due to lower net sales from partners’ product sales.

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Change	% Change
License and milestone revenue	$5,216	$18,986	$(13,770)	(73)%
Service revenue	9,416	9,425	(9)	0%
Royalty revenue	955	931	24	3%
Total revenue	$15,587	$29,342	$(13,755)	(47)%

•The decline in license and milestone revenue was primarily driven by (1) the recognition in the prior year period of a $10 million milestone related to the first commercial sale of TECVAYLI® (teclistamab) in the European Union, (2) the recognition in the prior year period of $2.5 million of milestones related to the start of pivotal studies in two additional indications for batoclimab, and (3) several smaller milestones and license payments, each of which was immaterial.

Operating Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	Change	% Change
Research and development	$13,318	$13,867	$(549)	(4)%
General and administrative	7,079	8,511	(1,432)	(17)%
Amortization of intangibles	3,393	3,398	(5)	0%
Other operating expense (income), net	146	16	130	813%
Total operating expenses	$23,936	$25,792	$(1,856)	(7)%

•Research and development expenses declined primarily due to lower share-based compensation expenses.
•General and administrative expenses decreased primarily due to lower legal and share-based compensation expense.
•Other operating expense, net, increased primarily due to an increase in contingent liabilities associated with changes in ion channel programs.

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Change	% Change
Research and development	$41,804	$41,759	$45	0%
General and administrative	23,381	25,444	(2,063)	(8)%
Amortization of intangibles	11,348	10,147	1,201	12%
Other operating expense (income), net	(2,324)	205	(2,529)	(1234)%
Total operating expenses	$74,209	$77,555	$(3,346)	(4)%

•Research and development expenses increased slightly as a result of increased contract research expenses and facility and other overhead expenses, partially offset by lower share-based compensation expenses.
•General and administrative expenses decreased primarily due to non-recurring consulting and other outside service expenses incurred in 2023 related to our separation from Ligand to become a standalone public company as well as lower legal and share-based compensation expense.
•Amortization of intangibles increased primarily due to a $1.2 million impairment of certain of our finite-lived intangible assets related to legacy acquired assets.
•Other operating income, net increased primarily due to a $2.4 million reduction in contingent liabilities attributed to changes in ion channel programs.

Research and Development Expenses

Research and development expenses consist of (1) personnel related expenses, including salaries, benefits and share-based compensation, (2) external expenses, including third-party costs for goods and services such as lab supplies and contract research, and (3) facility and other overhead expenses, including depreciation and occupancy costs.

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	Change	% Change
Personnel related expenses	$6,756	$7,244	$(488)	(7)%
External expenses	3,850	4,015	(165)	(4)%
Facility and other overhead expenses	2,712	2,608	104	4%
Total research and development expenses	$13,318	$13,867	$(549)	(4)%

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Change	% Change
Personnel related expenses	$21,469	$21,881	$(412)	(2)%
External expenses	12,388	12,094	294	2%
Facility and other overhead expenses	7,947	7,784	163	2%
Total research and development expenses	$41,804	$41,759	$45	0%

Other Income (Expense), net

Other income (expense), net during the three and nine months ended September 30, 2024 and 2023 primarily related to interest earned on short-term investments. The decline in interest income related to lower short-term investment balances as well as declines in interest rates.

Income Tax Benefit

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	Change	% Change
Loss before income taxes	$(19,081)	$(19,042)	$(39)	0%
Income tax benefit	2,708	3,304	(596)	(18)%
Net loss	$(16,373)	$(15,738)	$(635)	4%
Effective tax rate	(14.2)%	(17.4)%

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Change	% Change
Loss before income taxes	$(56,188)	$(44,335)	$(11,853)	27%
Income tax benefit	7,223	7,769	(546)	(7)%
Net loss	$(48,965)	$(36,566)	$(12,399)	34%
Effective tax rate	(12.9)%	(17.5)%

Our effective tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions. The tax rate is also affected by discrete items that may occur in any given year but are not consistent from year to year.

Our effective tax rate for the three and nine months ended September 30, 2024 differed from the federal statutory tax rate of 21.0% due to share-based compensation expense that is not tax deductible and an increase to our valuation allowance recorded against deferred tax assets, partially offset by the tax benefit from research and development tax credits. Our effective tax rate for the three and nine months ended September 30, 2023 differed from the federal statutory tax rate of 21.0% due to share-based compensation expense that is not tax deductible and increases to our valuation allowance recorded against deferred tax assets, partially offset by the tax benefit of research and development tax credits.

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

As of September 30, 2024, our cash, cash equivalents and short-term investments were $59.4 million. We believe our cash, cash equivalents and short-term investments are sufficient to support our operations through at least the next 12 months.

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

In December 2023, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in an “at the market” (“ATM”) offerings program through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement are made under our shelf registration statement on Form S‐3 which was filed on December 8, 2023 and declared effective by the SEC on December 18, 2023. We are not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement.

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

Cash Flow Summary

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(35,792)	$11,468	$(47,260)
Investing activities	37,499	(23,106)	60,605
Financing activities	$9,171	$(396)	$9,567

Cash from Operating Activities:

During the nine months ended September 30, 2024, cash used in operating activities of $35.8 million primarily reflected our net loss of $49.0 million, changes in our operating assets and liabilities in the amount of $8.8 million, partially offset by net non-cash charges of $22.0 million which primarily included $16.4 million in share-based compensation and $16.0 million in depreciation and amortization.

During the nine months ended September 30, 2023, cash provided by operating activities of $11.5 million primarily reflected changes in our operating assets and liabilities in the amount of $24.9 million, net non-cash charges of $23.2 million which primarily included $18.9 million in share-based compensation, and $14.6 million in depreciation and amortization, partially offset by our net loss of $36.6 million.

Cash from Investing Activities:

During the nine months ended September 30, 2024, cash provided by investing activities of $37.5 million primarily consisted of $63.5 million of proceeds from the maturity of short-term investments and $1.9 million from the sale of short-term investments, partially offset by $25.7 million of cash used to purchase short-term investments and $1.8 million of cash used to purchase property and equipment.

During the nine months ended September 30, 2023, cash used in investing activities of $23.1 million primarily consisted of $86.9 million of cash used to purchase short-term investments and $3.6 million of payments to contingent liabilities holders, partially offset by $66.3 million of proceeds from the maturity of short-term investments.

Cash from Financing Activities:

During the nine months ended September 30, 2024, cash provided by financing activities was $9.2 million, which primarily consisted of $8.5 million of proceeds from the issuance of common stock under the ATM facility, net of commissions and $2.3 million of proceeds from the issuance of common stock from stock plans, partially offset by $1.0 million of taxes paid related to the net share settlement of equity awards and $0.5 million of transaction costs.

During the nine months ended September 30, 2023, cash used in financing activities was $0.4 million, which primarily consisted of $0.9 million of taxes paid related to the net share settlement of equity awards and $0.5 million of transaction costs, partially offset by $1.0 million of proceeds from the issuance of common stock from stock plans.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Annual Report.

Recent Accounting Pronouncements

For the summary of recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to our financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2024, there were no material changes to our market risks from the discussion provided in Item 7A of our 2023 Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2024, none of our officers or directors adopted, modified, or terminated any such trading arrangements.

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

Date:	November 12, 2024	By:	/s/ Kurt Gustafson
Kurt Gustafson
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)