Form 10-K
period 2024-12-31
OmniAb, Inc.
filed 2025-03-18
CIK 1846253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant on June 30, 2024, was approximately $443.1 million.

As of March 11, 2025, the registrant had 122,134,941 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this report or incorporated by reference herein.

PART I
FORWARD-LOOKING STATEMENTS AND MARKET DATA

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, our expected cash runway, our business strategy, our expectations regarding the application of, and the rate and degree of market acceptance of, our OmniAb® technology platform and other technologies, our expectations regarding the addressable markets for our technologies, including the growth rate of the markets in which we operate, the potential for and timing of receipt of milestones and royalties under our license agreements with partners, our research and development plans, the potential for our partnered or internal programs to progress in their development, the anticipated timing of the initiation and completion of preclinical studies and clinical trials by our partners, the timing and likelihood of regulatory filings and product approvals by our partners, the potential for and timing and geographic markets of any commercial product launches by our partners and potential for commercial success, our ability to enter into any new, or maintain existing, strategic partnerships or collaborative relationships, our ability to obtain and maintain intellectual property protection for our platform, products and technologies, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated business development and product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

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

Item 1. Business

Overview

OmniAb, Inc. licenses cutting-edge discovery research technology to pharmaceutical and biotech companies and academic institutions to enable the discovery of next-generation therapeutics. Our technology platform creates and screens diverse antibody repertoires and is designed to quickly identify optimal antibodies and other target-binding proteins for our partners’ drug development efforts. At the heart of the OmniAb platform is something we call Biological IntelligenceTM, which powers the immune systems of our proprietary, engineered transgenic animals to create optimized antibody candidates for human therapeutics.

We believe the OmniAb animals comprise the most diverse host systems available in the industry. Our suite of technologies and methods, including computational antigen design and immunization methods, paired with high-throughput single B cell phenotypic screening and mining of next-generation sequencing datasets with custom algorithms, are used to identify fully human antibodies with exceptional performance and developability characteristics. We provide our partners both integrated end-to-end capabilities and highly customizable offerings, which address critical industry challenges and provide optimized discovery solutions. Our business model aligns our interests with the scientific and economic interests of our partners through structured platform license agreements that generally include upfront or annual access fees, service revenue, milestones and royalties on commercial sales.

As of December 31, 2024, we had 91 active partners with 363 active programs using the OmniAb technology platform, including 28 OmniAb-derived antibodies in clinical development by our partners, one under regulatory review, and three approved products developed and commercialized by our partners.

Our proprietary transgenic animals, including OmniRat®, OmniChicken® and OmniMouse® have been genetically modified to generate antibodies with human sequences to streamline the development of human therapeutic candidates. OmniFlic® and OmniClic® are fixed or common light-chain rats and chickens, respectively, designed to facilitate the discovery of bispecific antibodies. OmniTaur™ provides cow-inspired antibodies with unique structural characteristics for challenging targets. OmnidAb™ is an in vivo platform for the discovery of single-domain antibodies based upon a human VH scaffold that affinity matures in a chicken host to provide functionally diverse immune repertoires. Our proprietary technologies are joined with and leverage OmniDeep™, which is a suite of in silico, artificial intelligence (“AI”) and machine learning tools for therapeutic discovery and optimization that are woven throughout our various technologies and capabilities. Additionally, we have an established core competency focused on ion channels and transporters that further differentiates OmniAb’s technology and creates opportunities in many important and emerging target classes. OmniAb technologies can be leveraged for the discovery of a variety of next-generation antibody-based therapeutic modalities, including bi- and multi-specific biologics, antibody-drug conjugates, CAR-T therapies, targeted radiotherapeutics and many others.

Antibodies are one of the fastest growing class of drugs and are used across multiple therapeutic areas including oncology, immunology, and neurodegeneration. Compared with other modalities like small molecules, antibodies offer favorable drug-like properties such as high on-target specificity, limited off-target toxicity, superior immune stimulation, and the ability to modulate half-life circulation in serum, resulting in less frequent dosing regimens. These benefits have accelerated investment in antibody therapeutics and led to higher success rates for this drug class, according to a study of over 9,000 clinical development programs published by Biotechnology Innovation Organization (BIO). In addition, the Inflation Reduction Act (IRA), United States legislation that was enacted in 2022, provides an incentive to pursue biological (large molecule) products rather than small molecule drugs, as biological products are potentially subject to Medicare price negotiation 11 years after approval, while small molecule drugs become potentially eligible 7 years after approval. These factors have led to substantial investment in antibody development, which we believe will continue to expand the total addressable market for leading antibody discovery technologies. However, the IRA also imposes additional burdens on the pharmaceutical industry, as discussed in the section titled “Risk Factors - Healthcare reform efforts aimed at lowering the price of biopharmaceutical products may impact our ability to maintain sufficient profits.”

We believe that our comprehensive, biologically-driven technology platform offers the industry an advanced solution for critical aspects of antibody discovery. By providing leading-edge antibody discovery solutions, we aim to enhance the probability of success, reduce costs, and accelerate development timelines for our partners.

Our cutting-edge technologies are modular, creating highly scalable solutions for antibody discovery. These technologies can be seamlessly integrated into our partners’ internal or external workflows, allowing us to offer both comprehensive end-to-end discovery solutions and highly customizable, program-specific offerings. This flexibility enables us to address key industry challenges with optimized discovery solutions.

As part of our efforts to enhance the partner experience, we launched OmniHub™ in December 2024. This high-dimensional unified bioinformatics portal is designed to enable scalable and secure data transfer, advanced visualization, and computational tool access. OmniHub is designed to enhance the efficiency of antibody discovery by automating data handling and enabling machine learning, AI tools and bioinformatics, within a unified interface for collaborative data visualization and analysis.

Our platform integrates technologies designed to discover a wide range of high-quality therapeutic antibodies that leverage the inherent diversity produced by transgenic animals and high-throughput single-cell screening, as depicted in the figure below.

Technologies within the OmniAb platform improve the productivity and efficiency of critical steps of the discovery process:

•Create Diverse Antibody Repertoires. We believe that generating large and diverse repertoires of naturally optimized antibodies increases the chances of discovering the antibody with the most desirable therapeutic characteristics. We leverage computationally powered antigen design to tackle challenging therapeutic targets. Our antigen solutions team, guided by molecular modeling and protein design capabilities, oversees the cloning, expression, purification, reconstitution, and quality control of purified native-conformation membrane proteins for immunization and screening. Antigens can be prepared in specific conformations using protein or small molecule chaperones. This variety of protein antigen formats enhances the likelihood of generating robust immune responses with desired specificities from any OmniAb antibody platform. Antigen production is integrated with our therapeutic antibody discovery platform, providing access to high-quality membrane protein antigens for immunization campaigns. We have assembled and developed a suite of transgenic animal and antigen technologies that are designed to generate a large and diverse pool of high-quality antibodies. At the heart of the OmniAb technology platform is the Biological Intelligence of our proprietary transgenic animals that have been genetically modified to generate antibodies with human sequences which are naturally optimized through in vivo affinity maturation. We offer the industry’s only four-species platform, designed to address a wide range of biological challenges encountered by our partners in their antibody discovery efforts. We combine our transgenic animals with our proprietary antigen technology and immunization techniques to generate high-quality antibodies for even the most difficult biological challenges, including but not limited to difficult and complex targets such as ion channels, G protein-coupled receptors (“GPCRs”), transporters, and other transmembrane proteins.

The various OmniAb novel animal-based technologies are depicted in the figure below.

We believe that natural antibodies are superior to other antibody generation methods due to the immune system’s ability to naturally select quality, and already-optimized antibodies through a process that has evolved over 500 million years. According to the Antibody Society Database of Antibody Regulatory Approvals, as of December 22, 2024, it is estimated that over 90% of all approved antibody drugs have been derived from natural immune systems, which we believe is due to their ability to make antibodies with superior drug-like properties. The evolutionary divergence of different species has resulted in some animals developing unique mechanisms that increase their immune system effectiveness to certain antigens. Our engineered animal platforms harness these characteristics, while maintaining the human genetic sequences needed to generate diverse repertoires of high-quality, fully human therapeutic antibodies that fit almost any discovery campaign.

Our team of world-renowned scientists uses a variety of gene editing techniques to alter the genomes of animals to produce antibodies that use human sequences, while retaining the animal’s ability to produce a strong immune response to a specific target antigen. We then set up multiple breeding colonies of our genetically modified animals for use in partners’ discovery efforts. While there are several commercially available options when considering transgenic mice, OmniAb is the only four-species platform, which include transgenic mouse, rat and chicken technologies, in addition to a cow antibody humanization technology. Each animal has unique and complementary characteristics that address key challenges in antibody discovery.

•Screen Antibody Candidates. Each antibody is made by an antibody-producing cell, known as a B cell, which contains the genetic sequence that encodes its unique antibody. When presented with an antigen, the immune system will respond by creating millions of alternative antibodies, selecting those that best neutralize the perceived threat. Large antibody repertoires can present a screening challenge in identifying antibodies with the most optimal candidate drug profiles.

While the industry primarily relies on a hybridoma method for antibody discovery, we analyze B cells individually using our proprietary xPloration® and Gel Encapsulated Microenvironment (“GEM”) platforms. GEM technology isolates single B cells from an immunized animal into droplets with reporters presenting the target antigen. Secreted antibodies bind to these reporters and are then detected via fluorescent probes. Millions of GEMs can be analyzed simultaneously, and those with desired antibodies can be harvested, cloned, and expressed for further study.

OmniAb’s AI-powered xPloration uses microcapillary plates with approximately 1.5 million capillaries to screen individual secreting B cells. Automated imaging and AI algorithms, empowered by the LandingLensTM platform developed by Landing AI, identify B cells with desired binding profiles, and a rapid laser-based recovery process efficiently retrieves B cells for sequencing and expression cloning. xPloration enhances antibody discovery for partner campaigns using the entire suite of OmniAb transgenic animals and is designed to optimize discovery efficiency through new functional screening assays and large-scale repertoire mining. The process can screen up to tens of millions of cells and recover thousands of paired sequences within only a few hours.

We believe the xPloration platform provides industry-leading screening and cell recovery compared to other spatial separation techniques and enables the discovery of rare cells that would be missed with other systems that only evaluate a small percentage of a repertoire.

•Identify the Right Antibody. Our discovery teams assist our partners, as needed, to identify the right antibody for a particular target product profile by further characterizing antibody candidates identified through our screening technologies using a series of performance assays including in silico and in vitro testing.

Our screening technologies identify potentially thousands of therapeutic antibodies which must then be narrowed to a small number of candidates. Our team is positioned to flexibly work directly with partners to develop customized work plans and screening approaches that meet their antibody design specifications. We are also able to assist our partners in their own downstream activities to ultimately find the right antibody for further development. Assays include high-throughput epitope binning and kinetics analysis, and target-specific functional assays. Functional data combined with the large amounts of data generated from screening provide a comprehensive view of the immune response and allow our partners to select antibodies for even the most stringent design criteria.

When using other antibody sources, selecting the right antibody often requires significant modification to enhance certain desired characteristics in a process known as antibody optimization. Introducing changes to enhance one characteristic can be detrimental to others, as it is challenging to co-optimize the multiple parameters that are desirable in a lead candidate. This results in a process that is lengthy, costly, and reliant on trial-and-error experimentation, which can lead to downstream risks. We believe that many of these challenges are averted by using natural immune systems that have evolved over 500 million years to naturally select antibodies that are optimized for their intended function. Our antibody repertoires are large, diverse, and abundant in high-quality antibodies that provide our partners with a significant number of naturally optimized leads, bypassing the need for ex vivo engineering. In the most challenging discovery programs, our team can provide hit expansion using xPloration and/or NGS data mining to empower OmniDeep to identify variants with improved affinity, improved manufacturability, or other favorable characteristics, while avoiding the time and technical risk associated with traditional optimization methods.

In situations where characteristics need to be improved beyond what is available in the repertoire, we can filter sequence variants through a battery of OmniDeep in silico evaluations to remove sequences with potential liabilities and potentially improve potency. Optimized sequences are then re-expressed in an antibody format of choice and performance is further evaluated in analytical and bioassay evaluation to create a ranked list of potential leads for our partners.

In addition to our antibody discovery solutions, we possess extensive capabilities focused on ion channels and transporters. Ion channels and transporters are key components in a wide variety of biological processes and have broad therapeutic applicability across cancer, metabolic disease, pain, neurological diseases, infectious diseases and others. In the search for new drugs, ion channels are a frequent, but challenging target. We believe our capabilities in the ion channel area can be leveraged for both small molecule and antibody approaches to therapeutic development.

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

Our license agreements with pharmaceutical and biotechnology partners generally include: (i) upfront or, in some instances, annual payments for technology access; (ii) payments for performance of research services; (iii) downstream payments in the form of preclinical, intellectual property, clinical, regulatory, and commercial milestones; and (iv) royalties on net sales of our partners’ products, if any. License agreements with academic institutions are typically structured with revenue sharing. We succeed when our partners are successful, and our agreements are structured to align economic and scientific interests. Our license agreements typically include reporting requirements, which provide us updates from our partners on the status of their programs. In addition, we track our active partnered programs by reviewing our partners’ public announcements and maintaining close communications with our partners to the extent possible. In some instances, a partner may not publicly announce milestones, in which case, we would be generally dependent on our partner to track, report and disclose milestones at the time of achievement. Our license agreements typically grant a perpetual license to our technology and are typically terminable by our partners without penalty with specified notice. However, all milestone payments and royalties survive termination and continue with respect to any OmniAb-derived antibodies. The royalty term is generally the longer of 10 years from the first commercial sale or through the last expiration in any jurisdiction of the patents covering such OmniAb-derived antibody. Importantly, our royalty term is typically linked to the patents that our partners file related to the antibody discovered using our technology, which both lengthens and diversifies the royalty streams we receive. Our typical royalty rates for antibody discovery contracts are currently in the low- to mid-single digits and can vary depending on other economic terms in the agreement. Although our license agreements with pharmaceutical and biotechnology partners typically include technology access fees, milestone payments and royalties, each agreement is negotiated separately and as a result, the financial terms and contractual provisions vary from agreement to agreement. By providing a full suite of antibody discovery technologies with streamlined economics, we believe we offer an attractive option to industry stakeholders.

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

Key Business Metrics

The below graph shows the growth in active partners, active programs and clinical programs and the number of programs that have entered clinical trials. As of December 31, 2024, there were 363 active programs. An active partner is one that has rights to an active program or has executed a license agreement in advance of initiating an active program. A partner is removed from the metric when the partner informs us they are terminating their license or they are no longer in business. An active program is one in which research work has commenced or where an antigen is introduced into our animals and remains so as long as the program is actively being developed or commercialized. Active programs also include active clinical programs and approved products. Active clinical programs represents the number of unique programs for which an Investigational New Drug Application or equivalent under other regulatory regimes has been filed based on an OmniAb-derived antibody and which are in clinical development by our partners. Approved products represents an OmniAb-derived antibody for which our partner has received marketing approval.

Partners
100
90
80
70
60
50
40
30
20
10
0
2018
2019
2020
2021
2022
2023
2024
Programs
400
350
300
250
200
150
100
50
0
2018
2019
2020
2021
2022
2023
2024
Clinical Programs
and Approved Products
35
30
25
20
15
10
5
0
2018
2019
2020
2021
2022
2023
2024

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

Our business metrics are subject to risk and uncertainties related to our dependence on our partners providing timely and accurate information. In addition, changes in our key business metrics do not directly correlate to current revenues. For more information, see the section titled “Risk Factors - Our management uses certain key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, and such metrics may not accurately reflect all of the aspects of our business needed to make such evaluations and decisions, in particular as our business continues to grow.”

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

This process, referred to as in vivo affinity maturation, has evolved over 500 million years to naturally select antibodies that are optimized for their intended function. Antibodies discovered from natural immune systems generally have favorable therapeutic characteristics, such as high specificity, limited off-target toxicity, superior immune stimulation, and the ability to modulate half-life circulation in serum. Despite man-made technologies that try to imitate the natural selection process, over 90% of approved therapeutics are derived from natural immune systems. Our OmniAb transgenic animals take advantage of the immune system’s natural ability to produce high-quality antibodies and have been genetically modified to generate antibodies with human sequences.

The evolutionary divergence of different species has resulted in some animals developing unique mechanisms that increase their immune systems’ effectiveness against certain antigens. Each species has a unique way of combining antigen recognition, diversification mechanisms, and distinct structural features that support survival in the face of persistent exposure to evolving environmental threats. Our four-species platform harnesses these complimentary mechanisms for generating antibody diversity, while maintaining the naturally optimized genetic sequences needed to produce high-quality, therapeutic antibodies that fit the needs of almost any discovery campaign.

Market Opportunity

Antibodies are among the fastest growing class of drugs and are used across many therapeutic areas, including oncology, inflammation, metabolic disease and neurodegeneration. EvaluatePharma data indicates that monoclonal antibodies have represented the majority of the top 10 bestselling drugs over the last five years. In 2023, approved antibody-based therapeutics accounted for approximately $250 billion in sales, according to data published by Clarivate Analytics Cortellis. In 2023, 57 antibody therapeutics reached blockbuster status with sales higher than $1 billion, up from 54 antibodies in 2022. Furthermore, according to Clarivate, antibody-based therapeutic sales are expected to surpass $330 billion by 2029.

Investment in antibodies has accelerated over the past decade, which has translated into clinical productivity and ultimately new drug approvals. According to data from the Antibody Society, the number of antibodies in the clinic has increased from 572 in 2018 to 1,430 in 2024, an estimated 17% CAGR. The expansion of clinical development has led to an accelerating pace of regulatory approvals as depicted in the figure below. The FDA approved the first therapeutic antibody in 1986. By 2015, the FDA approved its 50th antibody, and 6 years later in 2021, approved its 100th antibody. The number of antibody therapeutics granted a first approval in the United States or EU is shown in the graph below.

(Source: The Antibody Society Database of Antibody Regulatory Approvals, December 31, 2024)

Much of the success of antibodies as a therapeutic class is attributable to their favorable qualities relative to other therapeutic modalities. Antibodies can offer high affinity, potency and specificity, limited off-target toxicity, low immunogenicity, superior immune stimulation and the ability to modulate half-life circulation in serum. Industry statistics suggest that these properties have also translated to an increased probability of success relative to other modalities. According to BIO’s Clinical Development Success Rates and Contributing Factors 2011-2020, which summarizes a study of over 9,000 drugs being developed for the U.S. market, monoclonal antibodies and monoclonal antibody conjugate drugs have had a 12.1% likelihood of receiving market authorization from the start of Phase 1 clinical trials. This is higher than the success rate of small molecule modalities, which had a 7.5% likelihood of receiving market authorization from the start of Phase 1 clinical trials in the United States. Additionally, recent data published by The Antibody Society suggests that the clinical success rate for monoclonal antibodies might be trending higher.

Existing Industry Limitations

Industry momentum has resulted in an overall increase in the number of antibody therapeutic approvals per year, however, both large and small pharmaceutical companies typically prioritize their research investments in novel biology and clinical development over enabling technologies. Reduced large pharmaceutical research investment in foundational discovery technologies has intensified fragmentation and created ripple effects for small biotechnology companies. While many of these biotechnology companies bring a focused approach to science that prioritizes nimble movement and efficient decision making, their biological hypotheses are often tested utilizing suboptimal antibody discovery methods due to reliance on legacy technologies. Many larger companies have also continued to rely on legacy technologies for many processes related to antibody discovery. Key examples of the frequently utilized legacy technologies and their shortcomings include:

•Humanized wild-type antibodies. This process has been utilized over the last 25 years and attempts to capture the benefits of natural antibody optimization in a non-human species, followed by extensive ex vivo engineering steps for humanization, affinity maturation and developability optimization. However, the ex vivo engineering steps that convert the animal antibody sequence into a human-like format may impact the desired therapeutic properties of the antibody, while residual non-human sequences may introduce immunogenicity concerns.

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

•Display technology. The commonly utilized technologies were invented over 35 years ago and do not benefit from in vivo affinity maturation and optimization. Some display libraries are engineered to capture benefits from natural immune systems, however they still carry limitations including loss of the heavy and light chain pairing, and the need for high-quality soluble antigen, and they often require downstream sequence optimization for high production in a mammalian manufacturing cell line.

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

Our Strategy

Our mission is to enable the rapid development of innovative therapeutics by pushing the frontiers of drug discovery technologies. We pursue this mission by developing and licensing cutting edge discovery and screening technology and by being the partner of choice for pharmaceutical and biotechnology companies and academic institutions. Our strategy to accomplish this includes the following:

•Enable discovery of high-quality antibody candidates through our platform. We have a technologically differentiated platform that provides our partners with end-to-end antibody discovery technology or capabilities, as well as customized solutions for individual steps of the antibody discovery process. We believe that pairing the power of Biological Intelligence built into our proprietary transgenic animals with our high-throughput screening technologies will continue to enable the discovery of high-quality, fully human antibody therapeutic candidates for a wide range of indications.

•Expand upon our existing partnerships. We have 91 active partners as of December 31, 2024, consisting of pharmaceutical, biotechnology and academic organizations, varying in size, clinical stage, geography and therapeutic focus. We intend to continue to identify and capture new opportunities with existing partners by building upon our trusted relationships. The quality and breadth of our platform enables our partners to succeed in new antibody discovery campaigns and has also enabled them to pursue programs that would otherwise not be pursued due to technical challenges. In addition, collaboration between our scientists and partners has expanded partners’ usage to other offerings within our technology platform, such as in silico and in vitro antibody optimization.

•Increase the number of our partnerships. We plan to continue to gain new customers through increased business development activities, and through continued technological expansion. We intend to forge new partnerships with large pharmaceutical and biotechnology companies focused on antibody development. We also intend to increase the number of partnerships with smaller early-stage biotechnology companies and academic institutions by offering flexible deal structures and offerings. Through continual investment and expansion of our capabilities, we believe we have the opportunity to further enable our partners to capture additional value from our technologies.

•Further our technological differentiation through intelligent expansion and innovation. We employ a methodical and deliberate approach to expanding our technology platform. Serving a broad partner base has provided us unique insight into the needs and direction of the industry, and we continue to leverage this insight for our decision-making. In recent years, we have successfully integrated a number of technology acquisitions covering antigen generation, additional animal species, deep screening capabilities, and ion channel expertise. As an example, in 2023 we launched our OmniDeep and OmnidAb technologies responding to our understanding of pharmaceutical industry needs. And in 2024 we launched OmniHub, a unified interface providing partners secure access to datasets to visualize their discovery campaign data with a variety of custom tools. We intend to continue to invest in enabling technologies and evaluate strategic technology acquisitions to broaden our capabilities in the antibody discovery continuum.

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

Our Technology

OmniRat

OmniRat was launched in 2012 and is the first example of a successful knock-out of the endogenous rat immunoglobulin genes coupled with transgenesis of human counterparts. OmniRat produces a diverse repertoire of antibodies with human idiotypes and immunological characteristics that are comparable to antibodies from wildtype animals. OmniRat provides cross-reactivity against mouse orthologs of human therapeutic targets, which may streamline preclinical development by obviating the need for surrogate antibodies and thereby may decrease clinical risks. The OmniRat has been engineered to contain functional recombinant immunoglobulin loci, use the full repertoire of human germline genes with similar frequency as humans, and rearrange functional human immunoglobulin genes. The animals are bred on a mixed genetic background to further diversify the antibody repertoire and feature different light chain isotypes designed to provide flexibility around partners’ needs and technology. The OmniRat shows high expression, normal human CDR-H3 length distribution, and normal hypermutation and affinity maturation. As of December 31, 2024, there are three approved products based on an OmniRat-derived antibody and 24 additional programs based on an OmniRat-derived antibody in clinical development by our partners.

OmniMouse

OmniMouse was launched in 2014 and was developed using the same transgenes as OmniRat to deliver fully human antibodies utilizing standard mouse-based protocols. OmniMouse expands the sequence diversity of our rat-based platforms (OmniRat and OmniFlic), offering easy conversion from wildtype mice while utilizing the same protocols. OmniMouse produces a diverse repertoire of antibodies with human idiotypes and provides a complementary murine system for additional sequence diversity. Like OmniRat, OmniMouse is currently bred to generate a mixed genetic background to further increase sequence diversity. For partners who prefer to work with mice, OmniMouse provides a rapid solution to deliver fully human antibodies. As of December 31, 2024, there is one program based on an OmniMouse-derived antibody in clinical development by our partners.

OmniChicken

OmniChicken was launched in 2016 and is the first successfully engineered bird with an immune system that can efficiently generate human sequence antibody repertoires for the discovery of therapeutic antibodies. OmniChicken and OmniClic, our bispecific transgenic chicken platform, offer naturally affinity-matured antibodies in an evolutionarily distant chicken host. As depicted in the figure below, more than 300 million years of evolutionary distance drives divergence between mammalian and avian orthologs, which are genes in different species that evolved from a common ancestral gene by speciation. This evolutionary distance enables generation of a diverse repertoire of antibody panels to highly conserved therapeutic target antigens that are not immunogenic in mammals.

OmniChicken features a high level of functional diversity, with sequence diversity focused on the CDR regions, while maintaining conserved, well-validated human framework regions. OmniChicken antibodies bind to diverse epitopes on human targets with high affinity and additionally offer excellent developability profiles. As of December 31, 2024, there are two programs based on an OmniChicken-derived antibody in clinical development by our partners.

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

Bispecific antibody platforms

We offer the only rat and chicken platform for generation of bispecific antibodies. We believe that the characteristics of our common and fixed light-chain platforms offer several advantages over current generation bispecific antibody technologies. To generate these antibodies, we conduct parallel immunizations with two antigens and then engineer the two targeting arms of the antibody. We then use functional screening to identify heavy chain pairs with balanced affinities for their targets, enabling robust purification of the bispecific antibodies for manufacturing purposes. Our technology is designed to simplify and improve the efficiency of the production and purification of a classical asymmetric IgG like bispecific antibody. This process is depicted in the figure below. Our bispecific antibodies are IgG antibodies with a common or fixed light chain and different heavy chains. Common light chain antibodies allow the pairing of targeting arms for bispecific and multi-specific antibodies without the complexity of ensuring correct heavy and light chain pairing. Using this IgG format, the bispecific function can be introduced while maintaining the natural IgG-like format of the antibody. Both OmniFlic, our bispecific rat, and OmniClic, our bispecific chicken, express either a common or fixed VK3-15 light chain which enables the formation of bispecific therapeutics through the combination of antibodies generated from either platform.

OmniFlic (Bispecific rat platform)

OmniFlic was launched in 2014 and is a fixed light-chain variation of OmniRat. While the OmniFlic transgenic rat expresses the same heavy chain transgene as OmniRat and generates diverse repertoires upon immunization, it also features the fixed VK3-15 light chain, allowing antibodies generated using these platforms to be combined to form a bispecific human antibody. As of December 31, 2024, there are two programs based on an OmniFlic-derived antibody in clinical development by our partners.

OmniClic (Bispecific chicken platform)

OmniClic was launched in 2019 and is a common light-chain transgenic chicken developed to facilitate the generation of bispecific antibodies. OmniClic was engineered to focus sequence diversity on the CDRs of the VH domain. OmniClic expresses the heavy chain and VK3-15 light chains, with a modified light chain transgene to minimize diversification.

OmnidAb (sdAb chicken)

OmnidAb was launched in 2023 and is a next-generation engineered chicken platform with an optimized human framework for discovering novel high-affinity single-domain antibodies ("sdAbs") that have favorable developability profiles without requiring additional engineering steps. Unlike conventional IgG heavy chains, OmnidAb is designed to express antibodies comprised solely of heavy chains, devoid of light chains. In addition to other unique benefits and uses, sdAbs can be used to target novel epitopes as well as generate bispecific and multispecific antibodies. Small formats enable convenient routes of administration (inhalable and oral), penetration to the brain/CNS and fast clearance, and compatibility with the decay half-life of radio-isotopes used in imaging, diagnostics, and radiotherapy. sdAbs can be assembled into various formats to “fit the biology” of a desired application, with various examples provided in the figure below.

STR Technology

In 2023, OmniAb entered into an agreement with mAbsolve Ltd. for its Fc-silencing platform technology, STR, which is based upon a proprietary engineered human Fc domain. The agreement provides OmniAb with the non-exclusive, sublicensable right to incorporate the STR technology into antibodies that have been generated using OmniAb’s antibody discovery platform.

xPloration Screening Technology

OmniAb’s AI-powered xPloration platform offers superior screening and cell recovery compared to other single-cell profiling technologies. Its high-throughput enables the discovery of rare cells potentially missed by other systems or approaches. Its rapid laser-based recovery process paired with next-generation sequencing enables further mining of immune repertoires for potential hit expansion. These capabilities can save our partners weeks or even months as compared to traditional discovery workflows.

xPloration supports various assay formats and is valuable for high-throughput B cell screening within the OmniAb ecosystem. While mouse hybridoma techniques have existed for decades, methods for other species like chickens and cows are unavailable. OmniAb’s B cell screening platforms enable the discovery of unique antibodies from any host system.

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

In addition to the drug design challenges, it is difficult to develop effective functional assays to test potential therapeutics. OmniAb’s proprietary ion channel platform leverages proprietary expertise in the combination of biological assays, medicinal chemistry, and in silico and computational chemistry applications to enable the discovery of ion channel targeting therapeutics. We believe this suite of technologies provides a differentiated capability for advancing high value ion channel and transporter drug discovery programs regardless of modality including small molecules, scaffolded peptides or mini-proteins, mono-, bi-and multi-specific antibodies, and antibody-drug conjugates (“ADCs”).

Investing in Differentiated Technology

We built the OmniAb technology platform through acquisition, investment, and innovation.

We acquired Open Monoclonal Technology, Inc. (“OMT”) in January 2016, Crystal Bioscience, Inc.® in October 2017, Ab Initio Biotherapeutics, Inc. in July 2019, the core assets of Icagen in April 2020, xCella Biosciences, Inc. in September 2020 and Taurus Biosciences, LLC in September 2020. In addition to acquisitions, we have advanced our technology platform through internal investment and innovation. Our investments in technology are based on the continuous feedback loop that we gain from our partner-centric model which provides us critical insights into the current and future needs of the industry.

The key technologies obtained through acquisition are listed below.

Business	Acquisition Date	Technologies Acquired
OMT	January 2016	OmniRat; OmniMouse; OmniFlic
Crystal	October 2017	OmniChicken; GEM screening
Ab Initio	July 2019	Antigen design
Icagen	April 2020	Ion channel technology
xCella	September 2020	xPloration screening
Taurus	September 2020	OmniTaur

Competition

The market for technologies that enable the discovery and development of therapeutic antibodies, such as ours, is global, characterized by intense competition and subject to significant intellectual property barriers. The solutions and applications offered by our competitors vary in size, breadth and scope, and given the broad promise of antibody therapeutics, we face competition from many different sources. These include companies developing antigen design, transgenic animal platforms, single-cell screening technologies and antibody engineering technologies. They employ various business models, such as developing internal therapeutic pipelines, investing financially in partner programs, licensing technology, and selling instruments and devices. We also face competition from integrated contract research organizations that use traditional hybridoma, phage, and yeast display technologies in discovery. Due to the significant interest and growth in antibody therapeutics more broadly, we expect the intensity of this competition to increase.

We seek to provide our partners with the most advanced technologies for antibody drug discovery, including antigen design, transgenic animal platforms, single-cell screening technologies and antibody engineering technologies. Many emerging and established life sciences companies have been built around technologies that focus on one or a limited number of these steps. Examples include:

•in discovery using genetically-engineered rodents, we face technical competition from companies that provide access to similar technologies, such as AbCellera Biologics Inc., Ablexis LLC, Alloy Therapeutics, Inc., Biocytogen Pharmaceuticals (Beijing) Co., Ltd., Nona Biosciences, Leveragen, Inc., Regeneron Pharmaceuticals, Inc. and Twist Bioscience Corporation;

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

Patents are issued or pending for the technology families described below. The scope and type of patent protection provided by each patent family is defined by the claims in the various patents. Patent term may vary by jurisdiction and depend on a number of factors including potential patent term adjustments, patent term extensions, and disclaimers, and patent terms referenced below do not take into consideration such adjustments, extensions, or disclaimers. The patents and patent applications referenced below are in each case, as of February 28, 2025.

Technology Platform

Transgenic Animals

Our transgenic animal therapeutic antibody platforms, including OmniRat, OmniMouse and OmniChicken, produce naturally optimized antibodies with human sequences in animals. Our OmniAb antibody platform patent portfolio includes patents and applications obtained upon the acquisition of OMT in January 2016 and Crystal Bioscience in October 2017. We own patents directed to OmniAb animals and related inventions, including 26 issued patents in the United States, six issued patents in Europe, seven issued patents in Japan, five issued patents in China, and counterpart patents granted in other countries. These patents include:

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
•four U.S. patents directed to transgenic chickens and chicken germ cells, methods of modifying chicken germ cells, and foreign counterparts including in Europe and Canada, all having an expiration date in 2032 without accounting for potentially available patent term adjustments and extensions or disclaimers;
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
•one U.S. patent directed to transgenic rodents, methods of producing antibodies, and chimeric polynucleotides, and a foreign counterpart in China, both having an expiration date in 2038 without accounting for potentially available patent term adjustments and extensions or disclaimers;

•one U.S. patent directed to transgenic chickens, and a counterpart in Japan, both having an expiration date in 2039 without accounting for potentially available patent term adjustment and extensions or disclaimers; and
•one U.S. patent directed to transgenic chickens having an expiration date in 2039 without accounting for potentially available patent term adjustment and extensions or disclaimers.

We also own nine pending U.S. patent applications, eight pending European patent applications, six pending Japanese patent applications, one pending Chinese patent applications, and counterpart patent applications pending in other countries, all relating to our transgenic animals. Any patents issuing from these applications are expected to expire between 2028 and 2039, without accounting for potentially available patent term adjustments and extensions or disclaimers. We also own several pending international patent applications, U.S. patent applications, and counterpart patent applications pending in other countries, relating to novel antibodies generated with our transgenic animal platforms. Our partners who use the OmniAb patented technology to generate novel antibodies may be entitled to separate, additional patent protection on such antibodies.

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

Engineered Antibodies

The acquisition of Taurus Biosciences in 2020 added technologies for discovery and humanization of antibodies from immunized cows or cow-derived libraries to our platform technology platform. These antibodies feature some of the longest CDR-H3s of any species, with unique genetic and structural diversity that can enable binding to challenging antigens with application in therapeutics, diagnostics and research. Through this acquisition, we own issued patents and pending patent applications relating to screening methods and antibody engineering. Our patent portfolio includes five issued U.S. patents and one pending U.S. application, one granted European patent, two granted patents in Japan, one granted patent and one pending patent application in China, and other foreign counterparts. These patents and applications are directed to methods of generating combinatorial human antibody libraries, methods of affinity maturation of antibodies, humanized antibodies with ultralong CDRs, and bovinized human antibodies comprising ultralong CDRs. The patents and applications in our portfolio are expected to expire between 2029 and 2034, without accounting for potentially available patent term adjustments and extensions or disclaimers. We also have an exclusive license from The Scripps Research Institute to technology related to ultralong CDR-H3s. This licensed portfolio includes three issued patents in the U.S., one issued patent in Europe, and one issued patent in Japan, as well as three pending applications in Japan and one in China. These licensed patents have an expected expiry date in 2033, without accounting for potentially available patent term adjustments and extensions or disclaimers.

OmniAb has an exclusive license from the Applied Biomedical Science Institute to a family of patent applications relating to the PicobodyTM technology. The exclusive license is granted pursuant to a Collaborative Research Agreement in order to further the joint research activities contemplated therein related to the Picobody technology. Picobodies are very small immunoglobulin-based binding moieties that can be derived from a subclass of cow antibodies containing ultralong CDR-H3 domains. These licensed applications have an expected expiry date in 2042, without accounting for potentially available patent term adjustments and extensions or disclaimers.

B cell screening

Our xPloration screening technology, obtained through acquisition of xCella Biosciences in 2020, includes a microcapillary platform for high-throughput, automated screening of single B cells for specificity and bioactivity, which expands our existing single B cell assay capabilities in the OmniAb technology platform. The patent portfolio includes six issued patents in the U.S., two granted European patents, one issued patent in China, and six issued patents in Japan, as well as five pending U.S. patent applications, four pending European patent applications, two pending Japanese patent applications, three pending Chinese patent applications, and counterpart patent applications issued and pending in other countries. These patents and applications are directed to methods and apparatus. The patents and applications in our portfolio are expected to expire between 2036 and 2040, without accounting for potentially available patent term adjustments and extensions or disclaimers. We also have a non-exclusive license from Stanford University to two patent families relating to methods for extracting samples from microcapillary arrays, which together include five issued patents in the U.S., two issued patents in Europe, four issued patents in Japan, two issued patents in China, and pending applications in China. These licensed patents and applications have an expected expiry date in 2033 and 2036, without accounting for potentially available patent term adjustments and extensions or disclaimers.

We also have two U.S. patents directed to our GEM assay, including gel microdrops, their use, and their method of manufacture, and foreign counterparts including in Europe, Japan, and Canada, all having an expiration date in 2029 without accounting for potentially available patent term adjustments and extensions or disclaimers.

Ion Channel Platform

In 2020, we acquired the core assets of Icagen, an early-stage drug discovery company focused on ion channel and transporter targets. Our ion channel platform has issued patents and pending patent applications directed to x-ray fluorescence-based detection of binding events and transport across barriers and related inventions, including 24 issued patents in the United States, six issued patents in Europe, seven issued patents in Japan, and three issued patents in China. The portfolio also includes five pending U.S. patent applications, four pending European patent applications, and pending applications in China and Japan. These patents and applications are directed to methods and apparatus. Additional pending applications are directed to biological targets. The patents and applications in our ion channel portfolio are expected to expire between 2027 and 2044, without accounting for potentially available patent term adjustments and extensions or disclaimers.

Trademarks

We also use trademark rights to protect our brand. As of February 28, 2025, we own a total of 19 registered United States trademarks, fourteen pending United States trademarks, 149 registered foreign trademarks in various countries including China, the European Union, and Japan, and six pending foreign trademarks in various countries around the world. Our trademarks include our company name OMNIAB and product-specific names such as OMNICHICKEN, OMNICLIC, OMNIFLIC, OMNIDAB, OMNIMOUSE, OMNIRAT, and OMNITAUR, platform technology names such as ICAGEN, OMNIDEEP, PICOBODY, PICOBODIESTM, XPLORATION and XRPRO®, as well as slogans and marketing taglines such as “ABSOLUTELY OMNIAB®,” “BIOLOGICAL INTELLIGENCE,” and “NATURALLY OPTIMIZED HUMAN ANTIBODIES®.”

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

Sales of therapeutics will depend substantially, both domestically and internationally, on the extent to which the costs of such therapeutics are paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors, including government health programs in the United States, such as Medicare and Medicaid. A primary trend affecting the healthcare industry is cost containment. In the United States, the pharmaceutical industry has been the subject of major legislative initiatives that may affect the ability to profitably commercialize drugs and biological products. Most significantly, in August 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). The Centers for Medicare & Medicaid Services has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. Moreover, individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price increase disclosure, and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Similar developments affecting the healthcare industry may occur in the EU.

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

Human Capital Resources

As of December 31, 2024, we have 114 employees, including 82 employees engaged in research and development, and 42 employees with Ph.D. degrees. Our business development team has six dedicated professionals and our marketing team has two dedicated professionals. These business development and marketing functions are complemented with research and development staff attending a variety of scientific conferences, which help to increase the visibility of our technologies and our business development opportunities.

We aim to attract and retain well-qualified and talented employees by offering competitive pay and a range of recognition and benefit programs. We are proud to provide our employees with the opportunity to advance in their careers, investing in their career development as we focus on our corporate mission and objectives. We also have established employee resource groups and committees to further their connection and community engagement. These relate to a variety of initiatives to promote our company culture as well as a sense of community and belonging and are open to all employees who are interested, regardless of their background.

We strive to create an environment where individuals, regardless of background, can excel and achieve their highest potential. This applies across aspects of our company, including hiring, promotion, and development practices. We believe our Company is stronger because of our employees’ range of experiences and backgrounds.

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

We frequently benchmark our compensation practices and benefits programs against those of comparable companies in our industry and in the geographic areas where our primary facilities are located. We are committed to providing all our employees with a fair and living wage, believing that our competitive compensation and benefits package enables us to attract and retain skilled labor.

Our notable health, welfare and retirement benefits include:
•equity awards;
•subsidized health insurance;
•subsidized health and mental wellness benefits;
•401(k) Plan with matching contributions;
•education reimbursement program; and
•paid time off.

Employee development and training

We actively engage and incentivize our workforce through various professional development activities. Our commitment to employee development is evident through our continued internal scientific trainings facilitated by subject matter experts including the latest scientific methods, technologies, and instrumentation/equipment. We prioritize attendance at scientific and technological meetings and conferences, providing employees with valuable education and networking opportunities, while increasing the visibility of our technologies. We aim to provide our workforce access to the resources and tools necessary for success in their respective roles. We also provide employees with access to an education reimbursement program to utilize for continual learning courses and relevant certifications.

Corporate History and Background

We were initially incorporated as Avista Public Acquisition Corp. II (“APAC”), an exempted company in the Cayman Islands, on February 5, 2021. On October 31, 2022, APAC deregistered in the Cayman Islands and was domesticated as a corporation under the State of Delaware, and in connection with which APAC changed its name to “OmniAb, Inc.”.

On November 1, 2022, in accordance with the terms of the Separation and Distribution Agreement, dated as of March 23, 2022, among APAC, Ligand Pharmaceuticals Incorporated (“Ligand”), OmniAb Operations, Inc. (formerly known as OmniAb, Inc.) (“Legacy OmniAb”), Ligand transferred the Legacy OmniAb business, including certain related subsidiaries of Ligand, to Legacy OmniAb and made a contribution to the capital of Legacy OmniAb. Ligand then distributed on a pro rata basis to its stockholders all of the common stock of Legacy OmniAb held by Ligand, such that each holder of the common stock of Ligand was entitled to receive one share of Legacy OmniAb common stock for each share of Ligand common stock held by such holder as of the record date for the distribution (the “Distribution”). Immediately thereafter, we consummated the merger (the “Merger”) pursuant to that certain Merger Agreement, dated as of March 23, 2022, by and among us (formerly known as APAC), Ligand, Legacy OmniAb, and Orwell Merger Sub Inc. (“Merger Sub”), pursuant to which Merger Sub merged with and into Legacy OmniAb, with Legacy OmniAb becoming our wholly owned subsidiary (the “Business Combination”).

Unless the context otherwise requires, “we,” “us,” “our,” “OmniAb” and the “Company” refer to OmniAb, Inc., a Delaware corporation (formerly known as APAC), and its subsidiaries following the closing of the Business Combination. Unless the context otherwise requires, references to “APAC” refer to Avista Public Acquisition Corp. II prior to the closing of the Business Combination. All references herein to the “Sponsor” refer to Avista Acquisition LP II, the sponsor of APAC, and to the “Board” refer to the board of directors of OmniAb.

Available Information

Financial and other information about us is available on our website at www.omniab.com. We make available on our website, without charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may obtain copies of these documents by visiting the SEC’s website at www.sec.gov. In addition, we may use X, formerly known as Twitter (@OmniAbTech), and our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor our X social media account and our website, in addition to following our press releases, SEC filings, public conference calls and webcasts. These website addresses and the information accessible through our X social media account are not intended to function as hyperlinks, and the information contained in our website and in the SEC’s website is not intended to be a part of this filing.

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

Risks Related to Our Business

Biopharmaceutical development is inherently uncertain, and it is possible that none, or very few, of the therapeutic candidates discovered using our platform that are further developed by our partners will become viable commercial products, on a timely basis or at all.

We use our platform to offer antibody drug-discovery programs to partners who are engaged in drug research and development. These partners include pharmaceutical and biotechnology companies of all sizes. While we receive upfront payments generated through our receipt of service revenue and technology access fees, we expect that the vast majority of the economic value of the agreements we enter into with our partners is in the downstream payments that we may receive upon achievement of development milestones and royalties on sales of any approved products. As a result, our future growth is dependent on the ability of our partners to successfully develop and commercialize therapies based on antibodies discovered using our platform. Due to our reliance on our partners, the risks relating to product development, regulatory clearance, authorization or approval and commercialization apply to us derivatively through the activities of our partners. While we believe our platform is capable of identifying high-quality antibodies, there can be no assurance that our partners will successfully develop, secure marketing approvals for and commercialize any therapeutic candidates based on the antibodies discovered using our platform. As a result, we may not realize the intended benefits of our partnerships.

Neither we nor our partners are permitted to market any therapeutic candidate until we or they receive regulatory approval of a New Drug Application (“NDA”) or Biologics License Application (“BLA”) from the FDA in the United States or until we or they receive regulatory approval from foreign regulatory authorities in other countries. Prior to obtaining such approval to commercialize a therapeutic candidate in the United States or abroad, our partners must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, EMA or comparable foreign regulatory agencies, that such therapeutic candidates are safe and effective, or in the case of biologics in the U.S., safe, pure, and potent, for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we or our partners believe the nonclinical or clinical data for any therapeutic candidates are promising, such data may not be sufficient to support approval by the FDA and other comparable regulatory authorities.

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

Our partners’ failure to effectively advance, market and sell suitable therapeutic candidates with the antibodies that are discovered using our platform could have a material adverse effect on our business, financial condition, results of operations and prospects, and cause the market price of our common stock to decline. In addition to the inherent uncertainty in drug development addresses above, our ability to forecast our future revenues may be limited.

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

Our partners have significant discretion in determining when and whether to make announcements, if any, about the status of our partnerships or programs, including about clinical developments and timelines for advancement, and the price of our common stock may decline as a result of announcements of unexpected results or developments.

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

For example, in December 2023, we entered into an Open Market Sale Agreement (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million through the Sales Agent (the “ATM Offering”). Sales of our common stock made pursuant to the Sales Agreement, are made under our shelf registration statement on Form S‐3 which was filed on December 8, 2023 and declared effective by the SEC on December 18, 2023. However, there can be no assurance that the Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by the Sales Agent or us at any time. For the year ended December 31, 2024, we sold 2,771,192 shares of our common stock under the ATM Offering, for net proceeds of $11.4 million, after deducting commissions.

In any event, we may consider raising additional capital in the future to expand our business, to pursue strategic investments or acquisitions, to take advantage of favorable market conditions or financing opportunities or for other reasons, even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements will depend on many factors, including, but not limited to those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

In recent periods, a limited number of partners accounted for a significant portion of our revenue. For the years ended December 31, 2024 and 2023, three of our partners accounted for 48% and 58% respectively, of our revenue, and 30 and 33 partners accounted for the remaining 52% and 42%, respectively, of our revenue. While moving forward we expect to diversify the number of partners and programs, in the near term these partners represent a large portion of potential revenue. Our license agreements are typically terminable by our partners without penalty with specified notice, which would terminate their access to our technology platform, although we would retain downstream economics on any OmniAb-derived antibody. As a result, if we fail to maintain our relationships with these partners or if these partners discontinue their programs, our future results of operations could be materially and adversely affected.

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

We have incurred losses on an as-reported basis for the last several years, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

Historically, we have incurred net losses, as reported on a consolidated basis. For the years ended December 31, 2024 and 2023, our revenue was $26.4 million and $34.2 million, respectively. For the years ended December 31, 2024 and 2023, our net loss was $62.0 million and $50.6 million, respectively. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we invest in research and development activities to improve our OmniAb technology platform, market and sell our technologies to existing and new partners, add operational, financial and management information systems and personnel to support our operations and incur costs associated with operating as a public company.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Our ability to utilize our net operating loss and credit carryovers depends on generating future federal and state taxable income. Consequently, certain net operating loss and tax credit carryforwards presented in our financial statements could be limited and may expire unused. Additionally, under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to utilize its pre-change net operating losses and other pre-change tax attributes, such as research tax credits, to offset its future post-change taxable income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not experienced such “ownership changes” in the past, but may experience them in the future due to subsequent shifts in our stock ownership.

Our management uses certain key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, and such metrics may not accurately reflect all of the aspects of our business needed to make such evaluations and decisions, in particular as our business continues to grow.

In addition to our financial results, our management regularly reviews a number of operating and financial metrics, including the number of active partners, the number of active programs, the number and progress of active clinical programs, and the number and commercial progress of approved products, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that these metrics are representative of our current business; however, these metrics may not accurately reflect all aspects of our business, and we anticipate that these metrics may change or may be substituted for additional or different metrics as our business grows and as we introduce new solutions. For example, while we believe that the number of active partners metric is a key metric for the performance of our business, there is no guarantee that an increase in the number of active partners will lead to additional programs or additional revenue. Furthermore, while we believe the number of active programs is an indication for potential future revenue, given the long development timelines and the uncertainties of product development, there is no guarantee that an increase in the number of active programs will lead to additional revenue. In addition, we are highly dependent on information provided by our partners as to the status of their development programs. To the extent such information is later shown to be inaccurate, our metrics and forecasts could be materially and adversely affected. The Company has not historically been materially impacted by inaccurate information from partners. If our management fails to review other relevant information or change or substitute the key business metrics they review as our business grows, or if our metrics prove inaccurate or unrepresentative based on information provided by our partners or otherwise, their ability to accurately formulate financial projections and make strategic decisions may be compromised and our business, financial results and future growth prospects may be adversely impacted. To date, the metrics disclosed in our historical filings have not been materially impacted by information from partners that was subsequently found to be inaccurate.

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

Our platform utilizes animals to discover and produce antibodies. We cannot completely eliminate the risks of animals contracting disease, or a natural or man-made disaster that could cause death to valuable production animals, in our vivarium facilities, or those of the CROs that maintain our mouse and rat colonies. We cannot make any assurance that we or our CROs will be able to contain or reverse any such instance of disease. Although we maintain backup colonies of our animals, disease or death on a broad scale could materially interrupt business operations as animals are a key part of our antibody discovery programs, which could have a material adverse effect on our results of operations and financial condition.

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

We face significant competition in the market for technologies that enable the discovery and development of therapeutic antibodies. Competing companies address therapeutic antibody discovery challenges in the industry and have a variety of business models, including the development of internal pipelines of therapeutics, financial investment in partner programs, technology licensing, and the sale of instruments and devices. Examples of technical competition at different steps of our technology platform include:

•in discovery using genetically-engineered rodents, we face technical competition from companies that provide access to similar technologies, such as AbCellera Biologics Inc., Ablexis LLC, Alloy Therapeutics, Inc., Biocytogen Pharmaceuticals (Beijing) Co., Ltd., Nona Biosciences, Leveragen, Inc., Regeneron Pharmaceuticals, Inc. and Twist Bioscience Corporation;

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

Our competitors and potential competitors may enjoy a number of competitive advantages over us. For example, these may include discount pricing, longer operating histories, larger customer bases, greater brand recognition and market penetration, greater financial resources, greater technological and research and development resources, better system reliability and robustness, greater selling and marketing capabilities, and integrated manufacturing capabilities.

We may encounter challenges in marketing our solutions with our pricing model, which is structured to capture the potential downstream revenues associated with therapeutic candidates that were discovered using our platform. Our partners and potential partners may prefer one or more pricing models employed by our competitors that involve upfront payments rather than downstream revenues. We may not be able to compete effectively against these organizations. In addition, our competitors and potential competitors may be able to respond more quickly to changes in customer requirements, devote greater resources to the development, promotion and sale of their platforms or instruments than we can or sell their platforms or instruments, or offer solutions competitive with our platform and solutions at prices designed to win significant levels of market share.

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

We rely on third parties to host our mouse and rat colonies, and these third parties may not perform satisfactorily which could delay, prevent or impair our partnerships, programs and research and technology development efforts.

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

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford any therapeutics generated using our platform that our partners may develop and sell. In addition, because the therapeutics we generate may represent new classes of treatments for diseases, we and our partners cannot accurately estimate how such therapeutics would be priced, whether reimbursement could be obtained, whether reimbursement (if available) will be at adequate levels, or any potential revenue generated. Sales of such therapeutics will depend substantially, both domestically and internationally, on the extent to which the costs of such therapeutics are paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors, including government health programs in the United States, such as Medicare and Medicaid. If reimbursement is not available, or is available only to limited levels, our partners may not be able to successfully commercialize some therapeutics generated with our technology. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow our partners to establish or maintain pricing sufficient to realize a sufficient return on their investment in such therapeutics, and may lead to discontinuation or deprioritization of marketing and sales efforts for such products. Changes in the reimbursement landscape may occur, which are outside of our control, and may impact the commercial viability of our technology development services and/or therapeutics generated using our technology.

There is significant uncertainty related to the insurance coverage and reimbursement of newly cleared, authorized or approved therapeutics in the United States, the EU and other jurisdictions. Due to the trend toward value-based pricing and coverage, the increasing influence of health maintenance organizations and additional legislative changes, we expect our partners to experience pricing pressures on therapeutics generated using our platform that our partners may commercialize. The downward pressure on healthcare costs in general, particularly novel therapeutics, has increased and may further increase. As a result, increasingly high barriers are being erected to the entry of new products, which would negatively impact our ability to generate revenues.

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

In particular, in the United States, in 2010, the Affordable Care Act (“ACA”) was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; implemented a new methodology for calculating rebates owed by manufacturers under the Medicaid Drug Rebate Program for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid rebate obligation to utilization under Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; and provided incentives to programs that increase the federal government’s comparative effectiveness research. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. Further, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032.

Further, heightened governmental scrutiny is likely to continue over the manner in which product manufacturers set prices for their marketed products, which has already resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Most recently, in August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). The Centers for Medicare & Medicaid Services has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

Moreover, individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price increase disclosure, and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states.

We expect that additional U.S. federal or foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government or foreign governments will pay for healthcare products and services, which could result in reduced demand for our products and therapeutic candidates, if approved, or additional pricing pressures. If efforts to contain the price of biopharmaceutical products are successful, the magnitude of milestone payments and royalties we would expect to receive in connection with our partners’ future prioritization and investment in developing novel biologics may be impacted. For instance, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted in the EU. This regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e., oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. This regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

U.S. legislation, sanctions, tariffs, trade restrictions and other foreign regulatory requirements could increase costs and adversely impact the supply of material from foreign CROs and CMOs to us and our partners or our partners’ ability to secure government commitments to purchase potential therapies.

We and/or our partners or potential partners currently and may in the future rely on foreign CROs and CMOs, such as WuXi Biologics. Such foreign CROs and CMOs may be subject to U.S. legislation, sanctions, tariffs, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us or our partners or potential partners, delay the procurement or supply of such material or have an adverse effect on our or our partners’ or potential partners’ ability to secure significant commitments from governments to purchase potential therapies. For example, in January 2024, there was Congressional activity, including the introduction of the BIOSECURE Act (H.R. 7085) in the House of Representatives and a substantially similar Senate bill (S.3558). The BIOSECURE Act was passed by the House of Representatives in September 2024. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us or our partners to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. In addition, changes by the U.S. and foreign governments in trade policies including the imposition of higher tariffs on imports into the U.S. and other governmental regulations affecting trade between the U.S. and other countries where we and/or our partners conduct business, and any retaliatory actions by other governments, could increase costs, impact the supply of materials and adversely impact our business, financial condition and results of operations.

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

In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain patient health information) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have passed in other states and are continuing to be proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Further, from January 1, 2021, companies have been subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in national law of the United Kingdom (“UK”). The UK GDPR mirrors the fines under the GDPR, e.g., fines up to the greater of €20.0 million (£17.5 million) or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Further, we use artificial intelligence, machine learning, and automated decision-making technologies (collectively, “AI Technologies”) throughout our business. The regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies either entered into force in the United States and the EU in 2024 or are expected to enter into force in 2025. In the United States, the Trump administration has rescinded an executive order relating to AI Technologies that was previously implemented by the Biden administration. The Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision-making. Such additional regulations may impact our ability to develop, use and commercialize AI Technologies in the future. California also enacted seventeen new laws in 2024 that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions.

In Europe, on May 21, 2024, the European Union legislators approved the EU Artificial Intelligence Act (the “EU AI Act”), which establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The EU AI Act enters into force on August 2, 2024, and the majority of the substantive requirements will apply from August 2, 2026. The EU AI Act will apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the EU in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the EU’s existing strict product liability regime. Once fully applicable, the EU AI Act and the Liability Directives will have a material impact on the way AI is regulated in the EU. Recent case law from the CJEU has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our business and the way in which we use AI Technologies. We may need to expend resources to adjust our operations in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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

Some of our intellectual property rights may have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our technology pursuant to the Bayh-Dole Act of 1980 (the “Bayh-Dole Act”), and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. These time limits may change in the future. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflation, increases in unemployment rates and interest rates and uncertainty about economic stability, including changes related to the U.S. and foreign governments in tariffs and trade policies affecting trade between the U.S and other countries. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the wars between Russia and Ukraine and Israel and Hamas, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. In addition, in 2023 the closures of financial institutions and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment, changes in tariffs and trade policies or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Future pandemics or other public health epidemics pose the risk that we or our employees, contractors, including our CROs, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. We cannot guarantee that pandemics, such as COVID-19 or the emergence of variants thereof, or a similar event, will not impact our operations or business in the future. Such pandemic or other event could: disrupt the supply chain and the manufacture or shipment of products and supplies for use by us in our discovery activities and by our partners for their discovery and development activities; delay, limit or prevent us or our partners from continuing research and development activities; impede our negotiations with partners and potential partners; impede testing, monitoring, data collection and analysis and other related activities by us and our partners; interrupt or delay the operations of the FDA, EMA, comparable foreign authorities or other regulatory bodies, which may impact review and approval timelines for initiation of clinical trials or marketing; impede the launch or commercialization of any approved products; any of which could delay our partnership programs, increase our operating costs, and have a material adverse effect on our business, financial condition and results of operations.

In addition, if any pandemic or epidemic disease infects our genetically modified animals, which form the basis of our platform, or if there is an outbreak among our employees or our subcontractor’s employees who maintain and care for these animals, we and our partners may be unable to produce antibodies for development. The COVID-19 pandemic and mitigation measures had, and any emergence of variants thereof or future pandemic or epidemic disease outbreaks may have, an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition and the trading price of shares of our common stock and could impair our ability to raise capital when needed. The extent to which pandemics or epidemics diseases impact our results of operations will depend on future developments that are highly uncertain and cannot be predicted, including information that may emerge concerning new variants of COVID-19. Further, to the extent any outbreak of an epidemic disease adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section.

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

Following the consummation of the Business Combination, the liquidation and dissolution of the Sponsor resulted in the distribution of all its assets, including our securities, to its limited partners, which are ultimately controlled by affiliates of Avista Capital Partners. Affiliates of Avista Capital Partners own 15,817,934 shares including earnout shares, or 13.0% of our outstanding common stock as of December 31, 2024. In addition, affiliates of Avista Capital Partners own warrants to purchase 11,345,489 shares of our common stock at an exercise price of $11.50 per share. The interests of such holders may not align with the interests of our public shareholders in the future. Avista Capital Partners and its affiliates are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. In addition, Avista Capital Partners may have an interest in us pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to us and our public shareholders.

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

Under a registration statement on Form S-1, Registration No. 333-268613, that we filed with the SEC on February 7, 2023, as amended, including as amended by the Post-Effective Amendment No. 3 to Form S-1 on Form S-3 that we filed with the SEC on December 8, 2023 and the SEC declared effective on December 18, 2023 (the “Resale S-3”), the Selling Securityholders (as defined in the Resale S-3) may sell (a) up to 36,450,645 Total Resale Shares (as defined in the Resale S-3 and which represented approximately 31.2% of our total outstanding common stock as of December 31, 2024, assuming no exercise of the Warrants and options, or approximately 28.4% of our outstanding common stock if the warrants were exercised in full), which consist of (i) up to 3,920,440 shares of common stock issued in connection with the Business Combination at an equity consideration value of $10.00 per share, including 843,736 Earnout Shares (as defined in the Resale S-3), (ii) 15,922,934 shares of common stock issued to the Sponsor in private placements, which include 5,750,000 shares of Founder Shares (as defined in the Resale S-3) issued in connection with APAC’s initial public offering (the “IPO”) at a purchase price of approximately $0.004 per share, including 1,293,299 Sponsor Earnout Shares (as defined in the Resale S-3), and an aggregate of 10,172,934 shares issued in the Redemption Backstop and the Forward Purchase (each as defined in the Resale S-3) at a purchase price of $10.00 per share, (iii) 11,345,489 shares of common stock that are issuable upon the exercise of 11,345,489 Private Placement Warrants (as defined in the Resale S-3) at an exercise price of $11.50 per share, which include 8,233,333 warrants originally issued by us to the Sponsor in connection with the IPO at a price of $1.50 per Private Placement Warrant, and an aggregate of 3,112,156 warrants issued to the Sponsor in the Redemption Backstop and the Forward Purchase, which warrants were issued as part of the overall share purchase price of $10.00 per share in such transactions, and (iv) 5,115,522 shares of common stock issued or issuable upon the exercise of options to purchase common stock and the vesting of restricted stock units and performance restricted stock units, and (b) up to 11,345,489 of the Private Placement Warrants (which represented approximately 8.8% of our total outstanding common stock as of December 31, 2024, assuming the Warrants were exercised in full).

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

The sale of all the securities being offered in the Resale S-3 could result in a significant decline in the public trading price of our securities. Despite such a decline in the public trading price, some of the Selling Securityholders may still experience a positive rate of return on the securities they purchased due to the differences in the purchase prices described in the Resale S-3. Additionally, even if the current trading price of our common stock is at or significantly below the price at which the units were issued in the IPO, some of the Selling Securityholders may still have an incentive to sell because they could still profit on sales due to the lower price at which they purchased their shares compared to the public investors. For example, the 5,750,000 Founder Shares were initially purchased by the Sponsor at a price of $0.004 per share. Based on the closing price of our common stock on February 28, 2025 of $3.48 per share, the holders of the Founder Shares, including affiliates of the Sponsor, would experience a potential profit of up to approximately $3.476 per share, or approximately $20.0 million in the aggregate. Public securityholders may not be able to experience the same positive rates of return on securities they purchase due to the low price at which the Sponsor initially purchased the Founder Shares.

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

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law (“DGCL”). Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the Board has approved the transaction.

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

Additionally, the company will regularly monitor its compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to it. As a result of new standards, changes to existing standards and changes in their interpretation, the company might be required to change its accounting policies, alter its operational policies, and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or the company may be required to restate its published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on its reputation, business, financial position, and profit.

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

We have not identified cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor— Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.”

Cybersecurity Governance

Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Board of Directors’ Audit Committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Vice President of Data Sciences and IT, who has prior work experience in information technology, and our Director of IT, who has experience in network security and systems administration, who are primarily responsible for assessing and managing our material risks from cybersecurity threats. The Vice President of Data Sciences and IT and Director of IT, who report to our Chief Financial Officer, have a combined 25 years of risk management experience. Our Vice President of Data Sciences and IT is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel.

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

Item 2. Properties

Our corporate headquarters are located in Emeryville, California, and our research facilities are located in Emeryville and Dixon, California, Durham, North Carolina and Tucson, Arizona. We lease approximately 70,000 square feet of space under leases expiring from 2026 to 2032. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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

Holders of Record

As of close of business on February 28, 2025, there were 1,931 holders of record of our common stock and three holders of record of our Warrants. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

Not applicable.

Unregistered Sales of Equity Securities

Other than as previously disclosed in our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the 12 months ended December 31, 2024.

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

Overview

OmniAb licenses cutting-edge discovery research technology to pharmaceutical and biotech companies and academic institutions to enable the discovery of next-generation therapeutics. Our technology platform creates and screens diverse antibody repertoires and is designed to quickly identify optimal antibodies and other target-binding proteins for our partners’ drug development efforts. At the heart of the OmniAb platform is what we call Biological IntelligenceTM, which powers the immune systems of our proprietary, engineered transgenic animals to create optimized antibody candidates for human therapeutics.

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

As of December 31, 2024, we had 91 active partners with 363 active programs using the OmniAb technology platform, including 28 OmniAb-derived antibodies in clinical development by our partners, one under regulatory review, and three approved products developed and commercialized by our partners.

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

Our license agreements with pharmaceutical and biotechnology partners generally include: (i) upfront or, in some instances, annual payments for technology access; (ii) payments for performance of research services; (iii) downstream payments in the form of preclinical, intellectual property, clinical, regulatory, and commercial milestones; and (iv) royalties on net sales of our partners’ products, if any. License agreements with academic institutions are typically structured with revenue sharing. We succeed when our partners are successful, and our agreements are structured to align economic and scientific interests. Our license agreements typically include reporting requirements, which provide us updates from our partners on the status of their programs. In addition, we track our active partnered programs by reviewing our partners’ public announcements and maintaining close communications with our partners to the extent possible. In some instances, a partner may not publicly announce milestones, in which case, we would be generally dependent on our partner to track, report and disclose to us milestones at the time of achievement. Our license agreements typically grant a perpetual license to our technology and are typically terminable by our partners without penalty with specified notice. However, all milestone payments and royalties survive termination and continue with respect to any OmniAb-derived antibodies. The royalty term is generally the longer of 10 years from the first commercial sale or through the last expiration in any jurisdiction of the patents covering such OmniAb-derived antibody. Importantly, our royalty term is typically linked to the patents that our partners file related to the antibody discovered using our technology, which both lengthens and diversifies the royalty streams we receive. Our typical royalty rates for antibody discovery contracts are currently in the low- to mid-single digits and can vary depending on other economic terms in the agreement. Although our license agreements with pharmaceutical and biotechnology partners typically include technology access fees, milestone payments and royalties, each agreement is negotiated separately and as a result, the financial terms and contractual provisions vary from agreement to agreement. By providing a full suite of antibody discovery technologies with streamlined economics, we believe we offer an attractive option to industry stakeholders.

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

Metric	Active Partners	Active Programs	Active Clinical Programs and Approved Products (1)	Approved Products
December 31, 2023	77	325	32	3
Additions	15	69	5	—
Terminations	(1)	(31)	(5)	—
December 31, 2024	91	363	32	3
_____________
(1)Two of the five clinical program terminations regressed to discovery or preclinical phases and remained active programs as of December 31, 2024.

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

Our business metrics are subject to risk and uncertainties related to our dependence on our partners providing timely and accurate information, which impacts our ability to objectively and accurately characterize the current level of activity for each program. In addition, changes in our key business metrics do not directly correlate to current revenues. For more information, see the section titled “Risk Factors - Our management uses certain key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, and such metrics may not accurately reflect all of the aspects of our business needed to make such evaluations and decisions, in particular as our business continues to grow.”

Results of Operations

Comparison of the Year Ended December 31, 2024 and December 31, 2023

Revenue

(Dollars in thousands)	2024	2023	$ Change	% Change
License and milestone revenue	$13,866	$20,699	$(6,833)	(33)%
Service revenue	11,949	12,180	(231)	(2)%
Royalty revenue	576	1,285	(709)	(55)%
Total revenue	$26,391	$34,164	$(7,773)	(23)%

•License and milestone revenue fluctuates depending on the timing of new license agreements with partners and partners’ achievement of milestones. Because of these factors and the sporadic nature of development milestones, license and milestone revenue could fluctuate significantly from period to period. License and milestone revenue decreased primarily due to the recognition in the prior year period of a $10.0 million milestone related to the first commercial sale of TECVAYLI® (teclistamab) in the European Union and $2.5 million of milestones related to the start of pivotal studies in two additional indications for batoclimab. This decrease was partially offset by the recognition in the current year period of a $2.0 million IND acceptance milestone, a $2.0 million phase 3 milestone, and a $1.5 million phase 1 milestone.
•Royalty revenue decreased primarily due to lower net sales from partners’ product sales.

Operating Expenses

(Dollars in thousands)	2024	2023	$ Change	% Change
Research and development	$55,110	$56,525	$(1,415)	(3)%
General and administrative	30,741	33,313	(2,572)	(8)%
Amortization of intangibles	17,407	13,554	3,853	28%
Other operating expense (income), net	(2,365)	191	(2,556)	NM(1)
Total operating expenses	$100,893	$103,583	$(2,690)	(3)%
_____________
(1)Percentage change is not meaningful.

•Research and development expenses consist of (1) personnel related expenses, including salaries, benefits and share-based compensation, (2) external expenses, including third-party costs for goods and services such as lab supplies and contract research, and (3) facility and other overhead expenses, including depreciation and occupancy costs. Research and development expenses decreased primarily due to lower personnel costs and external expenses partially offset by higher facility and other overhead expenses.

(Dollars in thousands)	2024	2023	Change	% Change
Personnel related expenses	28,444	29,259	$(815)	(3)%
External expenses	17,160	18,138	(978)	(5)%
Facility and other overhead expenses	9,506	9,128	378	4%
Total research and development expenses	$55,110	$56,525	$(1,415)	(3)%

•General and administrative expenses decreased primarily due to non-recurring consulting and other outside service expenses incurred in 2023 related to our separation from Ligand to become a standalone public company as well as lower legal and share-based compensation expense.
•Amortization of intangibles increased primarily due to impairments in 2024, including a $1.2 million impairment of certain finite-lived intangible assets related to the legacy acquisition of Ab Initio and a $2.7 million impairment of certain small molecule ion channel intangible assets.
•Other operating income, net increased primarily due to a $2.5 million reduction in contingent liabilities in 2024 attributed to changes in ion channel programs.

Other Income (Expense), net

Other income (expense), net decreased by $2.0 million during the year ended December 31, 2024 compared to December 31, 2023 due to lower interest income related to lower short-term investment balances.

Income Tax Benefit

(Dollars in thousands)	2024	2023	$ Change	% Change
Loss before income taxes	$(71,411)	$(64,363)	$(7,048)	11%
Income tax benefit	9,378	13,744	(4,366)	(32)%
Net loss	$(62,033)	$(50,619)	$(11,414)	23%
Effective Tax Rate	13.1%	21.4%

Our effective tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions. The tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Our effective tax rate for the year ended December 31, 2024 differed from the federal statutory tax rate of 21.0% primarily due to non-deductible share-based compensation expense, an increase to our valuation allowance recorded against deferred tax assets, and repricing of state tax deferred liabilities, net, partially offset by the impact of state taxes and the tax benefit from research and development tax credits. Our effective tax rate for the year ended December 31, 2023 differed from the federal statutory tax rate of 21.0% primarily due to the tax benefit from research and development credits and the deduction of certain transaction costs, partially offset with non-deductible share-based compensation expense.

Liquidity and Capital Resources
As of December 31, 2024, our cash, cash equivalents and short-term investments were $59.4 million. We believe our cash, cash equivalents and short-term investments are sufficient to support our operations through at least the next 12 months.

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

In December 2023, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in an “at the market” (“ATM”) offerings program through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement are made under our shelf registration statement on Form S‐3 which was filed on December 8, 2023 and declared effective by the SEC on December 18, 2023. We are not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. For the year ended December 31, 2024, we sold 2,771,192 shares of our common stock under the ATM program, for net proceeds of $11.4 million, after deducting commissions.

We anticipate that our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures and other general corporate purposes.

Additionally, we may receive up to $218.6 million from the exercise of our warrants, assuming the exercise in full of all the warrants for cash, but not from the sale of the shares of common stock issuable upon such exercise. As of the date of this Annual Report, our warrants are “out-of-the money,” which means that the trading price of the shares of our common stock underlying our warrants is below the $11.50 exercise price of the warrants. For so long as the warrants remain out-of-the money, we do not expect warrant holders to exercise their warrants. Therefore, any cash proceeds that we may receive in relation to the exercise of such securities will be dependent on the trading price of our common stock.

Cash Flow Summary

(Dollars in thousands)	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(39,664)	$2,347	$(42,011)
Investing activities	37,884	(18,376)	56,260
Financing activities	$13,020	$(892)	$13,912

Cash from Operating Activities:

During the year ended December 31, 2024, cash used in operating activities of $39.7 million primarily reflected our net loss of $62.0 million for the period, adjusted by net non-cash charges of $32.5 million and a net change in operating assets and liabilities of $10.2 million. The net non-cash charges primarily consisted of share-based compensation expense of $21.5 million and depreciation and amortization expense of $23.6 million, which were partially offset by a $9.0 million change in deferred income taxes, net. The net change in operating assets and liabilities was primarily driven by a decrease in deferred revenue of $6.0 million, a decrease in operating lease liabilities of $2.4 million, and a decrease in accounts payable, accrued expenses, and other liabilities of $2.4 million.

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

Cash from Investing Activities:

During the year ended December 31, 2024, cash provided by investing activities of $37.9 million primarily consisted of $78.0 million of cash from the maturity of short-term investments partially offset by $40.3 million of cash used to purchase short-term investments.

During the year ended December 31, 2023, cash used in investing activities of $18.4 million primarily consisted of $112.6 million of cash used to purchase short-term investments and $96.9 million of cash from the maturity of short-term investments.

Cash from Financing Activities:

During the year ended December 31, 2024, cash provided by financing activities was $13.0 million, which primarily consisted of $11.4 million for the issuance of common stock under the ATM facility, net of commissions and $3.3 million of proceeds from the issuance of common stock from stock compensation plans.

During the year ended December 31, 2023, cash used in financing activities was $0.9 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see “Note 2 – Summary of Significant Accounting Policies” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report for a full description of accounting pronouncements which we have recently adopted and the impact to our financial statements upon adoption. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Revenue Recognition

License revenue is recognized when (or as) control of a performance obligation is transferred to the customer. When combined performance obligations contain a promised license and related services or other promises, management judgment is required to determine whether revenue is recognized at a point in time or over time. If a license for technology access is deemed to be the predominant promise in a performance obligation, we first determine the nature of the license, whether functional or symbolic intellectual property, to conclude whether revenue recognition as of a point in time or over time is most appropriate. The determination of functional or symbolic intellectual property requires an assessment of whether the customer is able to benefit from the license in its current condition, or if the utility of the license is dependent on or influenced by our ongoing activities.

We include contingent milestone based payments in the estimated transaction price when there is a basis to reasonably estimate the amount of the payment and it is probable of being achieved. These estimates are based on historical experience, anticipated results and management’s best judgment at the time. If the contingent milestone based payment is sales-based, we apply the royalty recognition constraint and record revenue when the underlying sale has taken place. Significant judgments must be made in determining the transaction price for licenses of intellectual property. Because of the risk that products in development with partners will not reach development based milestones or receive regulatory approval, we generally recognize any contingent payments that would be due upon achievement of the development milestone or regulatory approval.

We recognize service revenue for contracted R&D services performed for partners over time. We measure our progress using an input method based on the effort we expend or cost we incur relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that is multiplied by the transaction price to determine the amount of revenue recognized each period. This approach requires us to make estimates and use judgment. If estimates or judgments change over the course of the collaboration, they may affect the timing and amount of revenue recognized in current and future periods.

We occasionally have sub-license obligations related to arrangements for which we receive license fees, milestones and royalties. We evaluate the determination of gross as a principal versus net as an agent reporting based on each individual agreement.

Our license agreements typically grant a perpetual license to our technology and are typically terminable by our partners without penalty with specified notice. License fees are nonrefundable, and termination of a license does not impact previously received and recognized license revenue. In addition, all milestone payments and royalties survive termination of the license agreement and continue with respect to any OmniAb-derived antibodies discovered under the license agreement and would be recognized when achieved in accordance with our revenue recognition policies regardless of a license termination. As such, any license agreement termination would not affect our revenue recognition policies.

For arrangements that include sales-based royalties, and under which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Each quarterly period, sales-based royalties are recorded based on estimated quarterly net sales of the associated collaboration products. Differences between actual results and estimated amounts are adjusted for in the period in which they become known, which typically follows the quarterly period in which the estimate was made. To date, actual royalties received have not differed materially from our estimates.
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

Income Taxes

Our provision for income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated current and future taxes to be paid. Significant judgments and estimates based on interpretations of existing tax laws or regulations in the United States are required in determining our provision for income taxes. Changes in tax laws, statutory tax rates, and estimates of our future taxable income could impact the deferred tax assets and liabilities provided for in the consolidated financial statements and would require an adjustment to the provision for income taxes.

Deferred tax assets are regularly assessed to determine the likelihood they will be recovered from future taxable income. A valuation allowance is established when we believe it is more likely than not the future realization of all or some of a deferred tax asset will not be achieved. In evaluating our ability to recover deferred tax assets within the jurisdiction which they arise, we consider all available positive and negative evidence. Factors reviewed can include the cumulative pre-tax book income (loss) for the past three years, scheduled reversals of deferred tax liabilities, our history of earnings and reliability of our forecasts, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies.

We recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Tax authorities can examine our returns in the jurisdictions in which we do business and we regularly assess the tax risk of our return filing positions. Due to the complexity of some of the uncertainties, the ultimate resolution may result in payments that are materially different from our current estimate of the tax liability. These differences, as well as any interest and penalties, will be reflected in the provision for income taxes in the period in which they are determined.

Recent Accounting Pronouncements

For the summary of recent accounting pronouncements applicable to our consolidated financial statements, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2 – Summary of Significant Accounting Policies.”

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to interest rate risk results from the cash equivalents and short-term investments in our investment portfolio. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. At any time, significant changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures.

As of December 31, 2024, our cash equivalents and short-term investments primarily consisted of money market mutual funds and U.S. government and agency securities. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2024, we estimate that the increase would have resulted in a hypothetical decline of $0.1 million in the net fair value of our interest-sensitive securities.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our consolidated financial statements included in this Annual Report.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of OmniAb, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OmniAb, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California
March 18, 2025

OMNIAB, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$27,598	$16,358
Short-term investments	31,836	70,625
Accounts receivable, net	5,272	3,844
Prepaid expenses and other current assets	3,432	4,074
Total current assets	68,138	94,901
Intangible assets, net	138,060	155,467
Goodwill	83,979	83,979
Property and equipment, net	15,492	18,249
Operating lease right-of-use assets	17,789	19,884
Restricted cash	560	560
Other long-term assets	1,540	2,185
Total assets	$325,558	$375,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,297	$4,411
Accrued expenses and other current liabilities	6,141	7,068
Current contingent liabilities	531	1,303
Current deferred revenue	2,337	6,848
Current operating lease liabilities	3,782	3,486
Total current liabilities	15,088	23,116
Long-term contingent liabilities	953	3,203
Deferred income taxes, net	2,314	11,354
Long-term operating lease liabilities	19,382	22,075
Long-term deferred revenue	117	862
Other long-term liabilities	86	30
Total liabilities	37,940	60,640
Commitments and Contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2024 and December 31, 2023; 121,599,488 and 116,859,468 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	388,979	353,890
Accumulated other comprehensive income	27	50
Accumulated deficit	(101,400)	(39,367)
Total stockholders’ equity	287,618	314,585
Total liabilities and stockholders’ equity	$325,558	$375,225

See accompanying notes to these consolidated financial statements.

OMNIAB, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenue:
License and milestone revenue	$13,866	$20,699
Service revenue	11,949	12,180
Royalty revenue	576	1,285
Total revenue	26,391	34,164
Operating expenses:
Research and development	55,110	56,525
General and administrative	30,741	33,313
Amortization of intangibles	17,407	13,554
Other operating expense (income), net	(2,365)	191
Total operating expenses	100,893	103,583
Loss from operations	(74,502)	(69,419)
Other income (expense), net:
Interest income	3,106	5,055
Other income (expense), net	(15)	1
Total other income (expense), net	3,091	5,056
Loss before income taxes	(71,411)	(64,363)
Income tax benefit	9,378	13,744
Net loss	$(62,033)	$(50,619)

Net loss per share, basic and diluted	$(0.61)	$(0.51)
Weighted-average shares outstanding, basic and diluted	102,365	99,683

See accompanying notes to these consolidated financial statements.

OMNIAB, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(62,033)	$(50,619)
Unrealized net gain (loss) on available-for-sale securities	(23)	41
Comprehensive loss	$(62,056)	$(50,578)
See accompanying notes to these consolidated financial statements.

OMNIAB, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2023	115,218,229	$12	$330,100	$9	$11,252	$341,373
Issuance of common stock under stock compensation plans, net of tax	1,641,239	—	1,523	—	—	1,523
Share-based compensation	—	—	24,820	—	—	24,820
Unrealized net gain on available-for-sale securities	—	—	—	41	—	41
Adjustments to net transfers of deferred income taxes, net from former parent company	—	—	(2,553)	—	—	(2,553)
Net loss	—	—	—	—	(50,619)	(50,619)
Balance at December 31, 2023	116,859,468	12	353,890	50	(39,367)	314,585
Issuance of common stock under stock compensation plans, net of tax	1,968,828	—	2,297	—	—	2,297
Share-based compensation	—	—	21,499	—	—	21,499
Unrealized net loss on available-for-sale securities	—	—	—	(23)	—	(23)
Issuance of common stock under ATM facility, net of commissions and issuance costs	2,771,192	—	11,293	—	—	11,293
Net loss	—	—	—	—	(62,033)	(62,033)
Balance at December 31, 2024	121,599,488	$12	$388,979	$27	$(101,400)	$287,618

See accompanying notes to these consolidated financial statements.

OMNIAB, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Operating activities:
Net loss	$(62,033)	$(50,619)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,583	19,497
Share-based compensation	21,499	24,820
Amortization of discounts on short-term investments, net	(1,498)	(3,441)
Deferred income taxes, net	(9,040)	(12,540)
Change in estimated fair value of contingent liabilities	(2,547)	(341)
Other	544	100
Changes in operating assets and liabilities, net
Accounts receivable, net	(625)	26,898
Prepaid expenses and other current assets	642	2,321
Other long-term assets	645	642
Accounts payable, accrued expenses, and other liabilities	(2,410)	920
Operating lease liabilities	(2,436)	(563)
Deferred revenue	(5,988)	(5,347)
Net cash provided by (used in) operating activities	(39,664)	2,347
Investing activities:
Purchases of property and equipment	(1,875)	(1,644)
Purchases of short-term investments	(40,288)	(112,616)
Proceeds from the maturity of short-term investments	78,000	96,900
Proceeds from sale of short-term investments	2,447	3,424
Payments of contingent liabilities	(400)	(4,440)
Net cash provided by (used in) investing activities	37,884	(18,376)
Financing activities:
Proceeds from issuance of common stock from stock compensation plans	3,257	1,205
Taxes paid related to net share settlement of equity awards	(960)	(1,324)
Payments of contingent liabilities	(75)	(300)
Payment of transaction costs	(571)	(473)
Proceeds from issuance of common stock under ATM facility, net of commissions	11,369	—
Net cash provided by (used in) financing activities	13,020	(892)
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,240	(16,921)
Cash, cash equivalents and restricted cash at beginning of year	16,918	33,839
Cash, cash equivalents and restricted cash at end of year	$28,158	$16,918
Supplemental cash flow information:
Right-of-use assets obtained in exchange for operating lease obligations	$39	$328
Deferred revenue recorded in accounts receivable	$732	$517
Taxes paid	$16	$2,614
Supplemental non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$77	$667
Intangible additions recorded in contingent liabilities	$—	$1,476
Transaction cost recorded in accounts payable	$15	$370

See accompanying notes to these consolidated financial statements.

OMNIAB INC.
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Description of Business

OmniAb, Inc. (“OmniAb” or the “Company”, formerly known as Avista Public Acquisition Corp. II (“APAC”)) is a biotechnology company that licenses cutting-edge discovery research technology to the pharmaceutical and biotech industries and academic institutions to enable the discovery of next-generation therapeutics. The Company’s technology platform creates and screens diverse antibody repertoires and is designed to quickly identify optimal antibodies and other target-binding proteins for its partners’ drug development efforts. At the heart of the OmniAb platform is something the Company calls Biological Intelligence™, which powers the immune systems of its proprietary, engineered transgenic animals to create optimized antibody candidates for human therapeutics. The Company primarily derives revenue from license fees for technology access, milestones from partnered programs and service revenue from research programs.

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

Basis of Presentation

The Company’s accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts within the Company have been eliminated.

Liquidity and Capital Resources

The Company expects to continue to incur losses as it invests in research and development activities to improve its technology and platform, market and sell its technologies to existing and new partners, add operational, financial and management information systems and personnel to support its operations and incur ongoing costs associated with operating as a public company. The Company’s ability to continue its operations is dependent upon its ability to generate cash flows from operations and potentially obtain additional capital in the future. The Company believes its existing cash, cash equivalents and short-term investments are sufficient to support operations through at least the next 12 months from the date of issuance of these financial statements.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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
2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results may differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents generally consist of bank deposits, money market funds as well as U.S. government and agency securities. The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows:

(in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$27,598	$16,358
Restricted cash	560	560
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$28,158	$16,918

Restricted cash relates to deposits for the Company’s property leases. The restriction will lapse when the related leases expire.

Short-term Investments

Short-term investments generally consist of commercial paper, corporate debt securities, asset-backed securities and U.S. government and agency securities. The Company classifies short-term investments as “available-for-sale” as the sale of such investments may be required prior to maturity to implement management strategies. Therefore, the Company has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying consolidated balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity until realized.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. During the goodwill impairment review, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than the carrying amount, including goodwill. The Company operates in one reporting unit. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, the overall financial performance, and events affecting the reporting unit. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the quantitative assessment. The Company will then evaluate goodwill for impairment by comparing the estimated fair value of the reporting unit to its carrying value, including the associated goodwill. To determine the fair value, the Company generally uses a combination of market approach based on OmniAb and comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. The Company’s cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative assessment for the goodwill impairment test. The Company performs its annual assessment for goodwill impairment during the fourth quarter each year. No impairment indicators were noted in any periods presented in the consolidated financial statements under the qualitative assessment.

The Company’s identifiable intangible assets are composed of acquired core technologies, licensed technologies, contractual relationships, customer relationships and trade names. Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over the assets’ respective estimated useful life. The Company regularly performs reviews to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, the Company estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include market conditions, industry and economic trends, changes in regulations, historical and forecasted financial results, significant changes in the ability of a particular asset to generate positive cash flows, and the pattern of utilization of a particular asset. Other than an impairment of the Company’s finite-lived intangible assets related to certain legacy assets from Ligand’s acquisition of Ab Initio Biotherapeutics, Inc. (“Ab Initio”) in July 2019 and an impairment of certain small molecule ion channel intangible assets, as further described in Note 6 – Goodwill and Intangible Assets, Net, the Company did not identify indicators of impairment for its other finite-lived intangibles and long-lived assets at December 31, 2024 and 2023.

Public, Private Placement, Forward Purchase and Backstop Warrants

The Company assumed 7,666,667 warrants originally issued in APAC’s initial public offering (the “Public Warrants”) and 8,233,333 warrants issued in a private placement that closed concurrently with APAC’s initial public offering, (the “Private Placement Warrants”) in the Business Combination. Additionally, pursuant to the Amended and Restated Forward Purchase Agreement, dated as of March 23, 2022 (the “A&R FPA”), on the Closing Date, the Company issued 1,666,667 warrants in the forward purchase (the “Forward Purchase Warrants”) and 1,445,489 warrants in the redemption backstop (the “Backstop Warrants”). The Public, Private Placement, Forward Purchase and Backstop Warrants entitle the holder to purchase one share of common stock at an exercise price of $11.50 per share.

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

Revenue Recognition

The Company applies the following five-step model in accordance with ASC 606, Revenue from Contracts with Customers, in order to determine revenue: (i) identification of the contract; (ii) identification of the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

For arrangements that include sales-based royalties, and under which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Each quarterly period, sales-based royalties are recorded based on estimated quarterly net sales of the associated collaboration products. Differences between actual results and estimated amounts are adjusted for in the period in which they become known, which typically follows the quarterly period in which the estimate was made. To date, actual royalties received have not differed materially from our estimates.

Accounts Receivable, Unbilled Receivables and Deferred Revenue

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

Depending on the terms of the arrangement, the Company may also defer a portion of the consideration received if it needs to satisfy a future obligation. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the consolidated balance sheets. The Company generally receives payment at the point it satisfies its obligation or soon after. When revenue recognized exceeds the amount billed to the customer, the Company records an unbilled receivable for the amount entitled to be received based on an enforceable right to payment. Any fees billed in advance of being earned are recorded as deferred revenue.

Unbilled receivables were $2.6 million and $0.8 million as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the amount recognized as revenue that was previously deferred at December 31, 2023 was $7.0 million. During the year ended December 31, 2023, the amount recognized as revenue that was previously deferred at December 31, 2022 was $6.4 million.

Disaggregation of Revenue

The disaggregated revenue categories are presented on the face of the consolidated statements of operations.

Research and Development Expenses

Research and development expenses consist of material, equipment, facilities and labor costs of scientific staff who are working pursuant to collaborative agreements and other research and development projects. Also included in research and development expenses are third-party costs incurred for research programs including in-licensing costs, and costs incurred by other research and development service vendors. The Company expenses these costs as they are incurred. When the Company makes payments for research and development services prior to the services being rendered, it records those amounts as prepaid assets on its consolidated balance sheets and it expenses them as the services are provided.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock purchases under the ESPP and stock options granted. The model assumptions include expected volatility, term, dividends, and the risk-free interest rate.

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

The Company accounts for uncertain tax positions recognized in the consolidated financial statements in accordance with the provisions of Topic 740 by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could affect its income tax provision in future periods. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income tax in its consolidated statements of operations.

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale debt securities and reclassification adjustments for realized gains or losses included in net income (loss). The unrealized gains or losses are reported in the consolidated statements of comprehensive income (loss).

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed below, the Company believes that the impact of recently issued standards is either not applicable to the Company or will not have a material impact on its consolidated financial statements upon adoption.

The following table provides a brief description of recently issued accounting standards which may impact the Company’s financial statements:

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
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures
The amendments in this ASU require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities.
		Effective in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted.	The Company is currently evaluating the impact of adopting this standard on its consolidated financial statement disclosures.

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and assess performance. The Company manages its business as one operating segment.

Concentrations of Business Risk

Revenue from significant partners, which is defined as 10% or more of total revenue, was as follows:

	Year Ended December 31,
	2024	2023
Partner A	(1)	29%
Partner B	19%	15%
Partner C	16%	14%
Partner D	13%	(1)
Partner E	12%	(1)
_____________
(1)Represents less than 10% of total revenue.

As of December 31, 2024, amounts due from two partners exceeded 10% of gross trade receivables and accounted for 55% of net trade receivables. As of December 31, 2023, amounts due from three partners exceeded 10% of gross trade receivables and accounted for 88% of net trade receivables.

3. Fair Value Measurement

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

Financial Instruments Measured on a Recurring Basis

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	Fair Value Measurements as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$17,616	$—	—	$17,616
Total cash equivalents	$17,616	$—	$—	$17,616

Short-term investments
Government and agency securities	$30,429	$1,316	—	$31,745
Asset-backed securities	—	91	—	91
Total short-term investments	$30,429	$1,407	$—	$31,836

Liabilities:
Current contingent liabilities	$—	$—	531	$531
Long-term contingent liabilities	—	—	953	953
Total contingent liabilities	$—	$—	$1,484	$1,484

	Fair Value Measurements as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$12,289	$—	—	$12,289
Total cash equivalents	$12,289	$—	$—	$12,289

Short-term investments
Government and agency securities	$63,109	$4,998	—	$68,107
Asset-backed securities	—	2,518	—	2,518
Total short-term investments	$63,109	$7,516	$—	$70,625

Liabilities:
Current contingent liabilities	$—	$—	$1,303	$1,303
Long-term contingent liabilities	—	—	3,203	3,203
Total contingent liabilities	$—	$—	$4,506	$4,506

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable, other assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their relatively short periods to maturity.

Available-for-Sale Securities

The Company obtains the fair value of its Level 2 available-for-sale securities from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2024 or December 31, 2023. The Company has not transferred any investment securities between classification levels.

Contingent Liabilities

Contingent liabilities are measured at fair valued each reporting period by using a probability weighted income approach.

A reconciliation of the Level 3 financial instruments as of December 31, 2024 and 2023 is as follows:

(in thousands)	Icagen(1)	Taurus(2)	xCella(2)	Total
Balance as of January 1, 2023	$4,747	$1,600	$1,764	$8,111
Payments of contingent liabilities	(300)	(1,600)	(2,840)	(4,740)
Fair value adjustments to contingent liabilities	(341)	400	1,076	1,135
Balance as of December 31, 2023	$4,106	$400	$—	$4,506
Payments of contingent liabilities	(75)	(400)	—	(475)
Fair value adjustments to contingent liabilities	(2,547)	—	—	(2,547)
Balance as of December 31, 2024	$1,484	$—	$—	$1,484
_____________
(1)Changes in the fair values of contingent liabilities in connection with the acquisition of Icagen are recognized in Other operating expense (income), net in the consolidated statements of operations and in the operating section of the statements of cash flows. Payments to contingent liability holders are disclosed in the financing section of the statements of cash flows.
(2)Changes in the fair values of contingent liabilities in connection with the acquisitions of Taurus and xCella are recognized in Intangible assets, net in the consolidated balance sheets. Payments to contingent liability holders are disclosed in the investing section of the statement of cash flows.

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

4. Short-Term Investments

The Company classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. The following tables summarize short-term investments as of December 31, 2024 and December 31, 2023:

	December 31, 2024
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$31,719	$30	$(3)	$31,746
Asset-backed securities	90	—	—	90
Total investments	$31,809	$30	$(3)	$31,836

	December 31, 2023
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$68,054	$57	$(4)	$68,107
Asset-backed securities	2,522	—	(4)	2,518
Total investments	$70,576	$57	$(8)	$70,625
The Company classified all investments with maturity dates beyond three months at the date of purchase as short-term investments in the consolidated balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. The following table summarizes available-for-sale investments by maturity as of December 31, 2024:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$31,809	$31,836
Due after one year	—	—
Total investments	$31,809	$31,836

The following tables summarize the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government and agency securities	2	$2,930	$(3)	—	$—	$—	2	$2,930	$(3)
	2	$2,930	$(3)	—	$—	$—	2	$2,930	$(3)

	December 31, 2023
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government and agency securities	5	$10,402	$(4)	—	$—	$—	5	$10,402	$(4)
Asset-backed securities	3	2,518	(4)	—	—	—	3	2,518	(4)
	8	$12,920	$(8)	—	$—	$—	8	$12,920	$(8)

The Company had certain available-for-sale debt securities in an unrealized loss position without an allowance for credit loss as of December 31, 2024. Unrealized losses on these debt securities have not been recognized into income because (1) the issuers have high credit quality, (2) management does not intend to sell and it is likely that management will not be required to sell these securities prior to their anticipated recovery and (3) the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the securities, and the fair value is expected to recover as the bonds approach maturity.

5. Balance Sheet Account Details

Property and Equipment, Net

Property and equipment, net, consisted of the following as of December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
Leasehold improvements	$17,745	$16,077
Lab and office equipment	9,785	9,452
Computer hardware and software	760	754
Construction in progress	103	842
Property and equipment, at cost	28,393	27,125
Less accumulated depreciation	(12,901)	(8,876)
Total property and equipment, net	$15,492	$18,249

Depreciation expense, which is included in operating expense, was $4.1 million and $4.0 million was recognized during the years ended December 31, 2024 and 2023, respectively, and was included in operating expenses.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
Compensation	$5,468	$5,247
Due to former parent Ligand	—	1,234
Professional service fees	324	431
Royalties owed to third parties	143	139
Other	206	17
Total accrued expenses and other current liabilities	$6,141	$7,068

6. Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following as of December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
Goodwill	$83,979	$83,979
Definite-lived intangible assets
Completed technology	233,158	233,158
Less: Accumulated amortization	(98,773)	(84,328)
Customer relationships	11,100	11,100
Less: Accumulated amortization	(7,425)	(4,463)
Intangible assets, net	$138,060	$155,467
Total goodwill and other identifiable intangible assets, net	$222,039	$239,446

Goodwill

There were no changes in the carrying amount of goodwill during the years ended December 31, 2024 and 2023.

Intangible Assets

Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of up to 20 years and is reflected within amortization of intangibles expense on the consolidated statements of operations. Amortization expense of $17.4 million and $13.6 million was recognized for the years ended December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, the Company determined that certain of its finite-lived intangible assets related to the acquisition of Ab Initio in July 2019 were fully impaired, and recorded a $1.2 million write-off of the net carrying value. In addition, the Company recorded a $2.7 million impairment of certain small molecule ion channel intangible assets during the year ended December 31, 2024. The impairment charges were recorded as “Amortization of intangibles” in the consolidated statements of operations. For the year ended December 31, 2023, there was no impairment of intangible assets with finite lives.

The remaining weighted-average useful life of definite lived intangible assets is 11.1 years. At December 31, 2024, future amortization expense on intangible assets is estimated to be as follows (in thousands):

Years Ending December 31,	Amount
2025	$12,912
2026	12,912
2027	12,912
2028	12,912
2029	12,912
Thereafter	73,500
Total future amortization expense	$138,060

7. Commitments and Contingencies

Lease Commitments

The Company’s corporate headquarters are located in Emeryville, California and its research facilities are located in Emeryville and Dixon, California, Durham, North Carolina, and Tucson, Arizona. It leases approximately 70,000 square feet of space under leases expiring from 2026 and 2032.

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

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term. The depreciable life of lease assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

The below table provides supplemental cash flow and other information related to operating leases (in thousands, except for lease term and discount rate):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	$3,495	$3,337
Right-of-use assets obtained in exchange for lease obligations:	$39	$328

Weighted average remaining lease term (in years)	6.8	7.8
Weighted average discount rate	4.3%	4.3%

In addition to base rent, certain of the Company’s operating leases require variable payments. These variable lease costs include amounts relating to common area maintenance and are expensed when the obligation for those payments is incurred and are recognized as operating expenses in the consolidated statements of operations. The following table summarizes the components of operating lease expense for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Operating lease cost	$3,192	$3,175
Variable lease cost	1,798	1,524
Total lease costs	$4,990	$4,699

Future minimum lease commitments are as follows as of December 31, 2024 (in thousands):

Years Ending December 31,	Operating Leases
2025	$3,782
2026	3,879
2027	3,980
2028	4,107
2029	3,307
Thereafter	7,992
Total lease payments	27,047
Less tenant improvement allowance	(3,883)
Present value of lease liabilities	$23,164

Legal Proceedings

From time to time, the Company has been and may be involved in various legal proceedings arising in its ordinary course of business. In the opinion of management, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on the consolidated financial statements, cash flows or financial position and it is not possible to provide an estimated amount of any such loss. However, the outcome of disputes is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, an unfavorable resolution of one or more matters could materially affect future results of operations or cash flows, or both, in a particular period.

8. Stockholders' Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 1,100,000,000. The total amount of authorized capital stock consists of 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of December 31, 2024, no shares of preferred stock are issued or outstanding.

Common Stock

Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, including the election of directors, and do not have cumulative voting rights. Subject to preferences that may be applicable to any then outstanding preferred stock, holders of our common stock are entitled to receive ratably those dividends, if any, as may be declared by the Board out of legally available funds. In the event of our liquidation, dissolution or winding up, the holders of common stock will be entitled to share ratably in the assets legally available for distribution to stockholders after the payment of or provision for all of the Company’s debts and other liabilities, subject to the prior rights of any preferred stock then outstanding. Holders of common stock have no preemptive or conversion rights or other subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are duly authorized, validly issued, fully paid and nonassessable. The rights, preferences and privileges of holders of common stock are subject to and may be adversely affected by the rights of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.

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

The Company’s board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deterring or preventing a change in the Company’s control and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. The Company has no current plans to issue any shares of preferred stock.

Earnout Shares

Some of the Company’s shares of common stock are subject to certain price-based earnout triggers (the “Earnout Shares”). Earnout Shares vest based upon the achievement of certain volume-weighted average trading prices (“VWAP”) for shares of the Company for any 20 trading days over a consecutive 30 trading-day period during the five-year period following the Closing Date, with (i) 50% of such Earnout Shares vesting upon achievement of a VWAP of $12.50 per share of common stock or upon the occurrence of a change of control transaction that will result in the holders of common stock receiving a price per share in excess of $12.50, and (ii) the remaining 50% percent of the Earnout Shares vesting upon achievement of a VWAP of $15.00 per share of common stock or upon the occurrence of a change of control transaction that will result in the holders of common stock receiving a price per share in excess of $15.00. The Earnout Shares are not transferable until the vesting condition for the applicable tranche of Earnout Shares has been achieved. As of December 31, 2024, 14,999,243 Earnout Shares were issued and outstanding.

Pursuant to the Sponsor Insider Letter Agreement executed concurrently with the Merger Agreement, by and among APAC, Avista Acquisition LP II (the “Sponsor”), Legacy OmniAb and certain insiders of APAC, 1,293,299 shares of OmniAb common stock held by the Sponsor became subject to the same price-based vesting conditions as the Earnout Shares (the “Sponsor Earnout Shares”). The Sponsor Earnout Shares are accounted for as equity-classified equity instruments and recorded in additional paid-in capital as part of the Business Combination. As of December 31, 2024, 1,293,299 Sponsor Earnout Shares were issued and outstanding.

The Earnout Shares and Sponsor Earnout Shares will be automatically forfeited for no consideration if an applicable triggering event has not occurred from the Closing Date to and including the fifth anniversary of the Closing Date.

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

As of December 31, 2024, the aggregate number of shares of common stock that may be issued under the 2022 Plan was 29,262,905 shares. In addition, the number of shares of common stock available for issuance under the 2022 Plan will be annually increased on January 1 of each calendar year beginning in 2023 and ending in 2032 by an amount equal to the lesser of (i) a number equal to 5% of the fully-diluted shares on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as is determined by the Company’s board of directors.

The 2022 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, RSUs and other stock or cash-based awards.

OmniAb Prior Plans

In connection with the Business Combination, Legacy OmniAb adopted the OmniAb, Inc. 2022 Ligand Service Provider Assumed Award Plan and the OmniAb, Inc. 2022 OmniAb Service Provider Assumed Award Plan, collectively referred to as the OmniAb Prior Plans, which govern the OmniAb equity awards issued upon adjustment of outstanding Ligand equity awards in connection with Ligand’s distribution of Legacy OmniAb common stock to Ligand stockholders. All awards under the OmniAb Prior Plans that were outstanding as of the closing of the Business Combination continued to be governed by the terms, conditions and procedures set forth in the OmniAb Prior Plans and any applicable award agreements, as those terms may be equitably adjusted in connection with the Business Combination. The Company assumed the OmniAb Prior Plans in connection with the closing of the Business Combination, and each of the awards thereunder.

At the Market Offering

In December 2023, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100.0 million in “at the market” (“ATM”) offerings through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of its common stock made pursuant to the Sales Agreement are made under its shelf registration statement on Form S‐3 which was filed on December 8, 2023 and declared effective by the SEC on December 18, 2023. The Company is not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. During the year ended December 31, 2024, 2,771,192 shares of common stock in the ATM offering were issued for net proceeds of $11.4 million, after deducting commissions.

9. Share-Based Compensation

Share-Based Compensation Expense

The Company recognized share-based compensation expense by function as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Research and development expenses	$10,588	$12,804
General and administrative expenses	10,911	12,016
Total share-based compensation expense	$21,499	$24,820

The Company recognized share-based compensation expense by award type as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Stock options	$14,654	$15,148
Restricted stock units	5,746	7,730
Employee share purchase plan	485	1,329
Performance restricted stock units	614	613
Total share-based compensation expense	$21,499	$24,820

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

•Expected volatility: Due to the Company’s limited trading history for its common stock, the Company lacks sufficient historical data to support its expected stock price volatility. As such, the Company utilized a weighted approach by blending its own limited historical data with the volatilities of publicly traded biotechnology peers. The Company will continue to apply this approach until it has enough historical data to solely support its expected volatility.
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

The fair value of each option issued was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.3%	3.7%
Expected volatility	54.5%	50.2%
Expected term (years)	6.0	6.1
Dividend yield	—%	—%

The following table summarizes stock option activity under the Company’s equity award plans:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)(1)
Outstanding at January 1, 2024	14,795,859	$6.50
Granted	3,326,225	$5.43
Exercised	(607,590)	$3.66
Cancelled/Expired	(633,866)	$6.11
Outstanding at December 31, 2024	16,880,628	$6.40	7.8	$150
Exercisable at December 31, 2024	8,391,735	$7.65	7.2	$80
_____________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for in the money options at December 31, 2024.

As of December 31, 2024, unrecognized stock-based compensation expense related to OmniAb options was $21.4 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.17 years. As of December 31, 2024, unrecognized stock-based compensation expense related to Ligand options was $0.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.31 years.

The aggregate intrinsic value of OmniAb options exercised by OmniAb service providers during the year ended December 31, 2024 was $0.6 million. Cash received from OmniAb options exercised by OmniAb service providers during the year ended December 31, 2024 was $2.0 million.

There were no OmniAb options exercised by Ligand service providers during the year ended December 31, 2024.

Restricted Stock Units

RSUs generally represent the right to receive a certain number of shares of common stock subject to certain vesting conditions and other restrictions. RSUs generally vest over three years. The fair value of restricted stock is determined by the closing market price on the grant date.

The following table summarizes RSU activity during the year ended December 31, 2024 under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2024	1,878,381	$5.61
Granted	915,564	$5.39
Vested	(906,016)	$6.28
Forfeited	(126,721)	$4.54
Unvested balance at December 31, 2024	1,761,208	$5.23

As of December 31, 2024, unrecognized stock-based compensation expense related to OmniAb RSUs was $5.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.25 years. As of December 31, 2024, there is no unrecognized stock-based compensation expense related to Ligand RSUs.

The aggregate intrinsic value of OmniAb RSUs vested for OmniAb service providers during the year ended December 31, 2024 was $4.5 million. The aggregate intrinsic value of OmniAb RSUs vested for Ligand service providers during the year ended December 31, 2024 was $0.7 million.

Performance Restricted Stock Units

PRSUs generally represent the right to receive a certain number of shares of common stock based on the achievement of certain corporate performance or market goals and continued employment during the vesting period.

The Company’s PRSUs contain a market condition dependent upon the Company’s relative and absolute total stockholder return over a three-year period, with a payout range of 0% to 200% of the target shares granted. Share-based compensation expense for these PRSUs is measured using the Monte-Carlo valuation model and is not adjusted for the achievement, or lack thereof, of the market conditions.

The following table summarizes the PRSU activity during the year ended December 31, 2024, under the Company’s equity awards plans:

	Shares (1)	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2024	94,749	$16.11
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at December 31, 2024	94,749	$16.11
_____________
(1)Pursuant to the terms of the awards granted, the actual number of awards earned could range between 0% and 200% of target. The amount disclosed represents PRSU grants at target payout.

As of December 31, 2024, there is no unrecognized stock-based compensation expense related to OmniAb PRSUs.

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

As of December 31, 2024, the aggregate number of shares of our common stock that may be issued pursuant to rights granted under the ESPP was 2,827,016 shares of our common stock. In addition, on the first day of each calendar year beginning on January 1, 2023 and ending on (and including) January 1, 2032, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (i) 1% of the fully diluted shares outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by the board of directors.

The fair value of ESPP shares issued to employees was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.3%	4.9%
Expected volatility	55.1%	54.3%
Expected term (years)	1.3	1.3
Dividend yield	—%	—%

As of December 31, 2024, there was $0.8 million of unrecognized compensation expense associated with the ESPP, which is expected to be recognized over an estimated weighted-average period of 1.25 years.

During the year ended December 31, 2024, there were 567,562 shares issued pursuant to the ESPP.

10. Income Taxes

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
(in thousands)	2024	2023
Current expense (benefit):
Federal	$(364)	$(840)
State	26	(62)
Total current expense (benefit):	(338)	(902)
Deferred expense (benefit):
Federal	(8,929)	(12,546)
State	(111)	(296)
Total deferred expense (benefit):	(9,040)	(12,842)
Total income tax expense (benefit)	$(9,378)	$(13,744)

A reconciliation of income tax expense (benefit) at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Year Ended December 31,
(in thousands)	2024		2023
Tax at federal statutory rate	$(14,996)	21.0%	$(13,516)	21.0%
State, net of federal benefit	(1,376)	1.9%	(531)	0.8%
Share-based compensation	1,207	(1.8)%	1,359	(2.0)%
Executive compensation limitation	566	(0.8)%	995	(1.5)%
Research and development credits	(904)	1.3%	(1,053)	1.6%
Return to provision	247	(0.3)%	(1,748)	2.7%
Change in uncertain tax positions	90	(0.1)%	99	(0.2)%
State tax rate change	1,092	(1.5)%	126	(0.2)%
Change in valuation allowance	4,688	(6.6)%	518	(0.8)%
Other	8	0.0%	7	0.0%
Total income tax benefit and effective tax rate	$(9,378)	13.1%	$(13,744)	21.4%

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are shown below. The Company assesses the positive and negative evidence to determine if sufficient future taxable income will be generated to realize the existing deferred tax assets. The Company’s evaluation of evidence resulted in management concluding that the majority of the Company’s deferred tax assets will be realized.

The Company offsets all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and presents them on its consolidated balance sheet as a non-current deferred income tax asset or liability (as applicable). Deferred tax assets (liabilities) are comprised of the following:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$13,302	$3,523
Research credit carryforwards	2,517	2,370
Share-based compensation	7,337	5,772
Deferred revenue	176	1,357
Operating lease liabilities	5,388	5,633
Contingent liabilities	153	706
Capitalized research and experimental expenditures	7,956	7,500
Accrued liabilities	1,222	204
Other	544	527
Total deferred tax assets before valuation allowance	38,595	27,592
Valuation allowance for deferred tax assets	(5,526)	(832)
Net deferred tax assets	$33,069	$26,760

Deferred tax liabilities:
Identified intangibles	$(28,200)	$(30,116)
Operating lease right-of-use assets	(4,140)	(4,383)
Property and equipment, net	(3,043)	(3,615)
Total deferred tax liabilities	$(35,383)	$(38,114)

Deferred income taxes, net	$(2,314)	$(11,354)

The following table presents the Company's U.S. federal and state NOL and tax credit carryforwards, net of unrecognized tax benefits, which may be available to offset future income tax liabilities:

(in thousands)	December 31, 2024	Expiration Date (if not utilized)
U.S. federal NOL carryforwards	$56,587	Indefinite
U.S. state NOL carryforwards	$20,227	Various dates between 2031 and 2044
U.S. federal research and development credit carryforwards	$1,080	Various dates between 2032 and 2044
California research and development credit carryforwards	$2,384	Indefinite

Pursuant to Section 382 and 383 of the Internal Revenue Code of 1986, as amended, utilization of the Company’s net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of December 31, 2024 are net of any previous limitations due to Section 382 and 383.

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

A reconciliation of the amount of unrecognized tax benefits at December 31, 2024 and 2023 is as follows:

	December 31,
(in thousands)	2024	2023
Balance at beginning of year	$569	$463
Additions based on tax positions related to the current year	99	113
Reductions for tax positions of prior years	(30)	(7)
Balance at end of year	$638	$569

Included in the balance of unrecognized tax benefits at December 31, 2024 is $0.2 million of tax benefits that, if recognized would impact the effective rate. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024 and December 31, 2023, the Company recognized no interest and penalties. The Company files income tax returns in the United States and various state jurisdictions with varying statutes of limitations. The federal statute of limitation remains open for the 2021 tax year through the present. The state income tax returns generally remain open for the 2020 tax year through the present. Net operating loss and research credit carryforwards arising prior to these years are also open to examination if and when utilized.

11. Net Loss Per Share

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed based on the sum of the weighted average number of common shares and dilutive common shares outstanding during the period. As described in Note 8 – Stockholders' Equity, Earnout Shares issued in connection with the Business Combination are subject to vesting based on the VWAP of common shares during the earnout period. The Earnout Shares are excluded from the calculation of basic and diluted weighted-average number of common shares outstanding until vested.

The following table outlines the basic and diluted net loss per share for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023
Net loss	$(62,033)	$(50,619)
Weighted-average shares outstanding, basic and diluted	102,365	99,683
Net loss per share, basic and diluted	$(0.61)	$(0.51)

The following table outlines common share equivalents which were excluded from the computation of diluted net loss per share, as the effect of their inclusion would be anti-dilutive or the share equivalents were contingently issuable as of each period presented:

	December 31,
	2024	2023
Options to purchase common stock issued and outstanding(1)	21,993,590	20,823,399
Earnout shares	16,292,542	16,292,542
Avista private placement warrants	8,233,333	8,233,333
Avista public warrants	7,666,667	7,666,667
Restricted stock units issued and outstanding	1,855,957	2,090,145
Forward purchase warrants	1,666,667	1,666,667
Backstop warrants	1,445,489	1,445,489
Shares expected to be purchased under employee stock purchase plan	687,515	1,589,197
Total anti-dilutive shares	59,841,760	59,807,439

_____________
(1)Outstanding stock options include awards outstanding to employees of Ligand.

12. Segment Information

The Company operates under one reportable business segment, providing discovery research technology to enable the discovery of next-generation therapeutics. The determination of a single reportable business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

In addition to the significant expense categories included within the consolidated statements of operations, certain other disaggregated amounts that comprise research and development and general and administrative are reviewed by the CODM. These expenses consist of (1) personnel related expenses, including salaries, benefits and share-based compensation, (2) external expenses, including third-party costs for goods and services such as lab supplies and contract research, and (3) facility and other overhead expenses, including depreciation and occupancy costs.

The following table outlines information about segment revenues, significant segment expenses, and segment net loss for the years ended December 31, 2024 and 2023:

(in thousands)	December 31,
	2024	2023
Revenue	$26,391	$34,164
Research and development expenses
Personnel related expenses	28,444	29,259
External expenses	17,160	18,138
Facility and other overhead expenses	9,506	9,128
Total research and development expenses	55,110	56,525
General and administrative expenses
Personnel related expenses	21,733	21,904
External expenses	8,470	11,185
Facility and other overhead expenses	538	224
Total general and administrative expenses	30,741	33,313
Amortization of intangibles	17,407	13,554
Other operating expense (income), net	(2,365)	191
Total other income, net	3,091	5,056
Income tax benefit	9,378	13,744
Net loss	$(62,033)	$(50,619)

All long-term assets are maintained in, and all net losses are attributable to, the United States of America.

13. Employee Benefit Plan

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. The Company’s matching contributions were $0.6 million for both years ended December 31, 2024 and 2023.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

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

Item 9B. Other Information
Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The other information required by this item and not set forth below will be included in our definitive proxy statement to be filed with the SEC within 120 days of December 31, 2024 in connection with our 2025 annual meeting of stockholders (“Definitive Proxy Statement”), and is incorporated herein by reference.

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

 Insider Trading Compliance Policy and Procedures

We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and other covered persons that are designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing rules, as applicable. A copy of our Insider Trading Compliance Policy and Procedures is filed as Exhibit 19 to this Annual Report. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities.

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

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1+	Agreement and Plan of Merger, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Orwell Merger Sub Inc., Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	2.1
2.2+	Separation and Distribution Agreement, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	2.2
3.1	Certificate of Incorporation of the Registrant	10-K	001-40720	March 30, 2023	3.1
3.2	Bylaws of the Registrant	8-K	001-40720	November 7, 2022	3.2
4.1	Warrant Agreement, dated August 9, 2021, between Avista Public Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40720	August 12, 2021	4.1
4.2	Assignment, Assumption and Amendment Agreement, dated November 1, 2022, by and among OmniAb, Inc., Continental Stock Transfer & Trust Company and Computershare Trust Company, N.A.	8-K	001-40720	November 7, 2022	4.2

4.3	Specimen Warrant Certificate	S-1/A	333-257177	July 28, 2021	4.3
4.4	Specimen Common Stock Certificate of OmniAb, Inc.	S-4	333-264525	September 27, 2022	4.5
4.5	Description of Registered Securities	10-K	001-40720	March 30, 2023	4.5
10.1	Private Placement Warrants Purchase Agreement, dated August 9, 2021, between Avista Public Acquisition Corp. II and Avista Acquisition LP II	8-K	001-40720	August 12, 2021	10.3
10.2#	Form of Letter Agreements, dated August 9, 2021, by and among Avista Public Acquisition Corp. II, each of Avista Public Acquisition Corp. II’s officers and directors and Avista Acquisition LP II	8-K	001-40720	August 12, 2021	10.5
10.3#	Form of Indemnity Agreements, dated August 9, 2021, between Avista Public Acquisition Corp. II, each of its officers and directors and Avista Acquisition LP II	8-K	001-40720	August 12, 2021	10.6
10.4	Securities Subscription Agreement, dated February 12, 2021, between Avista Public Acquisition Corp. II and the Sponsor	S-1/A	333-257177	July 28, 2021	10.7
10.5	Sponsor Insider Agreement, dated March 23, 2022, by and among OmniAb, Inc., Avista Public Acquisition Corp. II, Avista Acquisition LP II and the other parties signatory thereto	S-4	333-264525	September 27, 2022	10.11
10.6†	Amended and Restated Registration and Stockholder Rights Agreement, dated November 1, 2022 by and among OmniAb, Inc., Avista Acquisition LP II and the other parties named therein	8-K	001-40720	November 7, 2022	10.7
10.7	Amended and Restated Forward Purchase Agreement, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Avista Acquisition LP II and OmniAb, Inc.	S-4	333-264525	September 27, 2022	10.12
10.8+	Amended and Restated Employee Matters Agreement, dated August 18, 2022, by and among Avista Public Acquisition Corp. II, Orwell Merger Sub Inc., Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	10.13
10.9†+	Tax Matters Agreement, dated November 1, 2022, by and among OmniAb, Inc., Ligand Pharmaceuticals Incorporated and OmniAb Operations, Inc.	8-K	001-40720	November 7, 2022	10.10
10.10#	OmniAb, Inc. 2022 Incentive Award Plan	8-K	001-40720	October 24, 2022	10.1
10.11#	Form of Stock Option Agreement under the OmniAb, Inc. 2022 Incentive Award Plan	8-K	001-40720	November 7, 2022	10.14
10.12#	Form of Restricted Stock Unit Agreement under the OmniAb, Inc. 2022 Incentive Award Plan	8-K	001-40720	November 7, 2022	10.15
10.13#	Form of Performance Stock Unit Agreement under the OmniAb, Inc. 2022 Incentive Award Plan	8-K	001-40720	November 7, 2022	10.16
10.14#	OmniAb, Inc. 2022 Employee Stock Purchase Plan	8-K	001-40720	October 24, 2022	10.2
10.15#	OmniAb, Inc. 2022 Ligand Service Provider Assumed Award Plan	8-K	001-40720	November 7, 2022	10.18
10.16#	OmniAb, Inc. 2022 OmniAb Service Provider Assumed Award Plan	8-K	001-40720	November 7, 2022	10.19
10.17#	OmniAb, Inc. Director Compensation and Stock Ownership Policy (as amended and restated effective June 1, 2023)	10-Q	001-40720	August 10, 2023	10.1
10.18#	OmniAb, Inc. Severance Plan	8-K	001-40720	November 7, 2022	10.21
10.19#	Change in Control Severance Agreement, effective November 1, 2022, between OmniAb, Inc. and Matthew W. Foehr	10-K	001-40720	March 30, 2023	10.21
10.20#	Change in Control Severance Agreement, effective November 1, 2022, between OmniAb, Inc. and Kurt A. Gustafson	10-K	001-40720	March 30, 2023	10.22

10.21#	Change in Control Severance Agreement, effective November 1, 2022, between OmniAb, Inc. and Charles S. Berkman	10-K	001-40720	March 30, 2023	10.23
10.22#	Form of OmniAb, Inc. Indemnification Agreement for Directors and Officers	S-4	333-264525	September 27, 2022	10.25
10.23+	Office/Laboratory Lease between Emery Station Office II, LLC and Ligand Pharmaceuticals Incorporated, dated June 8, 2021	S-4	333-264525	September 27, 2022	10.26
10.24†	Assignment of Lease, Consent to Assignment of Lease and First Amendment to Lease, dated for reference purposes only as of October 26, 2022, by Emery Station Office II, LLC, Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	10-K	001-40720	March 30, 2023	10.26
10.25	Open Market Sale Agreement℠, dated December 8, 2023, between the Company and Jefferies LLC	S-3	333-275966	December 8, 2023	1.2
19	Insider Trading Compliance Policy and Procedures, as amended and restated effective March 28, 2023					X
21.1	List of Subsidiaries of OmniAb, Inc.	8-K/A	001-40720	November 7, 2022	21.1
23.1	Consent of Ernst & Young LLP					X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40720	March 25, 2024	97
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
_____________
+    Certain schedules and annexes have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or annex will be furnished as a supplement to the SEC upon request.
#    Indicates management contract or compensatory plan.
†    Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions are (i) not material and (ii) treated by the Registrant as private or confidential.
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
Date: March 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW W. FOEHR	President and Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2025
Matthew W. Foehr

/s/ KURT GUSTAFSON	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2025
Kurt Gustafson

/s/ JOHN L. HIGGINS	Director and Board Chair	March 18, 2025
John L. Higgins

/s/ CAROLYN R. BERTOZZI, Ph.D.	Director	March 18, 2025
Carolyn R. Bertozzi, Ph.D.

/s/ SARAH BOYCE	Director	March 18, 2025
Sarah Boyce

/s/ JENNIFER COCHRAN, Ph.D.	Director	March 18, 2025
Jennifer Cochran, Ph.D.

/s/ STEVEN LOVE	Director	March 18, 2025
Steven Love