Form 10-Q
period 2025-03-31
OmniAb, Inc.
filed 2025-05-08
CIK 1846253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2025, the registrant had 122,335,336 shares of common stock outstanding.

Part I – Financial Information
Item 1. Condensed Consolidated Financial Statements
OMNIAB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,892	$27,598
Short-term investments	32,703	31,836
Accounts receivable, net	6,478	5,272
Prepaid expenses and other current assets	3,505	3,432
Total current assets	53,578	68,138
Intangible assets, net	134,833	138,060
Goodwill	83,979	83,979
Property and equipment, net	14,711	15,492
Operating lease right-of-use assets	17,239	17,789
Restricted cash	560	560
Other long-term assets	1,282	1,540
Total assets	$306,182	$325,558
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,933	$2,297
Accrued expenses and other current liabilities	3,582	6,141
Current contingent liabilities	353	531
Current deferred revenue	1,726	2,337
Current operating lease liabilities	3,813	3,782
Total current liabilities	11,407	15,088
Long-term contingent liabilities	297	953
Deferred income taxes, net	2,208	2,314
Long-term operating lease liabilities	18,666	19,382
Long-term deferred revenue	—	117
Other long-term liabilities	88	86
Total liabilities	32,666	37,940
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2025 and December 31, 2024; 122,134,941 and 121,599,488 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	393,096	388,979
Accumulated other comprehensive income	8	27
Accumulated deficit	(119,600)	(101,400)
Total stockholders’ equity	273,516	287,618
Total liabilities and stockholders’ equity	$306,182	$325,558

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
License and milestone revenue	$2,021	$716
Service revenue	1,945	2,766
Royalty revenue	188	319
Total revenue	4,154	3,801
Operating expenses:
Research and development	12,602	14,551
General and administrative	7,915	8,337
Amortization of intangibles	3,228	3,412
Other operating expense (income), net	(747)	54
Total operating expenses	22,998	26,354
Loss from operations	(18,844)	(22,553)
Other income (expense), net:
Interest income	537	975
Other income, net	1	—
Total other income (expense), net	538	975
Loss before income taxes	(18,306)	(21,578)
Income tax benefit	106	2,617
Net loss	$(18,200)	$(18,961)

Net loss per share, basic and diluted	$(0.17)	$(0.19)

Weighted-average shares outstanding, basic and diluted	105,622	100,755

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(18,200)	$(18,961)
Unrealized net loss on available-for-sale securities	(19)	(67)
Comprehensive loss	$(18,219)	$(19,028)

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2025	121,599,488	$12	$388,979	$27	$(101,400)	$287,618
Net loss	—	—	—	—	(18,200)	(18,200)
Share-based compensation	—	—	4,144	—	—	4,144
Issuance of common stock under employee stock compensation plans	535,453	—	44	—	—	44
Unrealized net loss on available-for-sale securities	—	—	—	(19)	—	(19)
ATM facility issuance costs	—	—	(71)	—	—	(71)
Balance at March 31, 2025	122,134,941	$12	$393,096	$8	$(119,600)	$273,516

Balance at January 1, 2024	116,859,468	$12	$353,890	$50	$(39,367)	$314,585
Net loss	—	—	—	—	(18,961)	(18,961)
Share-based compensation	—	—	5,695	—	—	5,695
Issuance of common stock under employee stock compensation plans, net of tax	529,321	—	141	—	—	141
Unrealized net loss on available-for-sale securities	—	—	—	(67)	—	(67)
Balance at March 31, 2024	117,388,789	$12	$359,726	$(17)	$(58,328)	$301,393

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(18,200)	$(18,961)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,743	4,949
Share-based compensation	4,144	5,695
Amortization of discounts on short-term investments, net	(239)	(622)
Deferred income taxes, net	(106)	(2,617)
Change in estimated fair value of contingent liabilities	(834)	38
Other	22	(11)
Changes in operating assets and liabilities, net:
Accounts receivable, net	(470)	132
Prepaid expenses and other current assets	(73)	409
Other long-term assets	258	259
Accounts payable, accrued expenses, and other liabilities	(2,968)	(3,424)
Operating lease liabilities	(685)	(627)
Deferred revenue	(1,464)	(2,252)
Net cash used in operating activities	(15,872)	(17,032)
Investing activities:
Purchases of short-term investments	(10,259)	(5,415)
Proceeds from the maturity of short-term investments	9,500	26,000
Purchases of property and equipment	(209)	(926)
Payments of contingent liabilities	—	(400)
Proceeds from sale of short-term investments	90	678
Net cash provided by (used in) investing activities	(878)	19,937
Financing activities:
Payments of contingent liabilities	—	(75)
Proceeds from issuance of common stock from stock plans	44	1,003
Taxes paid related to net share settlement of equity awards	—	(862)
Payment of transaction costs	—	(269)
Net cash provided by (used in) financing activities	44	(203)
Net change in cash, cash equivalents and restricted cash	(16,706)	2,702
Cash, cash equivalents and restricted cash at beginning of period	28,158	16,918
Cash, cash equivalents and restricted cash at end of period	$11,452	$19,620
Supplemental cash flow information:
Deferred revenue recorded in accounts receivable	$736	$351
Supplemental non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and other current liabilities	$53	$464

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

Basis of Presentation

The Company’s accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The financial information for the three months ended March 31, 2025 and 2024, is unaudited but includes all normal and recurring adjustments unless indicated otherwise, which the Company considered necessary for fair presentation of its condensed consolidated statements of operations and comprehensive loss. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts within the Company have been eliminated.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC and have not materially changed during the three months ended March 31, 2025. The Company believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows:

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$10,892	$27,598
Restricted cash	560	560
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$11,452	$28,158

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
The ASU will be effective for the Company in the income tax disclosure included in its 2025 Annual Report on Form 10-K and will be applied on a prospective basis. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

ASU 2024-03, Income Statement (Topic 220) - Expense Disaggregation Disclosures
The amendments in this ASU require a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement.
		Effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.	The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

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

Financial Instruments Measured on a Recurring Basis

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements as of March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,754	$—	$—	$7,754
Total cash equivalents	$7,754	$—	$—	$7,754

Short-term investments:
Government and agency securities	$31,373	$1,330	$—	$32,703
Total short-term investments	$31,373	$1,330	$—	$32,703

Liabilities:
Current contingent liabilities	$—	$—	$353	$353
Long-term contingent liabilities	—	—	297	297
Total contingent liabilities	$—	$—	$650	$650

	Fair Value Measurements as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$17,616	$—	$—	$17,616
Total cash equivalents	$17,616	$—	$—	$17,616

Short-term investments:
Government and agency securities	$30,429	$1,316	$—	$31,745
Asset-backed securities	—	91	—	91
Total short-term investments	$30,429	$1,407	$—	$31,836

Liabilities:
Current contingent liabilities	$—	$—	$531	$531
Long-term contingent liabilities	—	—	953	953
Total contingent liabilities	$—	$—	$1,484	$1,484

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable, other assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their relatively short periods to maturity.

Available-for-Sale Securities

The Company obtains the fair value of its Level 2 available-for-sale securities from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2025 or December 31, 2024. The Company has not transferred any investment securities between classification levels.

Contingent Liabilities

Contingent liabilities are measured at fair value each reporting period by using a probability weighted income approach.

A reconciliation of the Level 3 financial instruments as of March 31, 2025 and December 31, 2024 is as follows:

(in thousands)	Icagen(1)	Taurus(2)	Total
Balance as of January 1, 2024	$4,106	$400	$4,506
Payments of contingent liabilities	(75)	(400)	(475)
Fair value adjustments to contingent liabilities	(2,547)	—	(2,547)
Balance as of December 31, 2024	$1,484	$—	$1,484
Payments of contingent liabilities	—	—	—
Fair value adjustments to contingent liabilities	(834)	—	(834)
Balance as of March 31, 2025	$650	$—	$650
_____________
(1)Changes in the fair values of contingent liabilities in connection with the acquisition of Icagen are recognized in “Other operating expense (income), net” in the condensed consolidated statements of operations and in the operating section of the statements of cash flows. Payments of contingent liabilities are disclosed in the financing section of the statements of cash flows.
(2)Changes in the fair values of contingent liabilities in connection with the acquisitions of Taurus are recognized in “Intangible assets, net” in the condensed consolidated balance sheets. Payments of contingent liabilities are disclosed in the investing section of the statement of cash flows.

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

4. Short-Term Investments

The Company classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. The following tables summarize short-term investments as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$32,695	$11	$(3)	$32,703
Total short-term investments	$32,695	$11	$(3)	$32,703

	As of December 31, 2024
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$31,719	$30	$(3)	$31,746
Asset-backed securities	90	—	—	90
Total short-term investments	$31,809	$30	$(3)	$31,836
The Company classified all investments with maturity dates beyond three months at the date of purchase as short-term investments in the condensed consolidated balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. The following table summarizes available-for-sale investments by maturity as of March 31, 2025:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$32,695	$32,703
Due after one year	—	—
Total short-term investments	$32,695	$32,703

The following tables summarize the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and the length of time that individual securities have been in a continuous loss position, as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government and agency securities	6	$8,893	$(3)	—	$—	$—	6	$8,893	$(3)
	6	$8,893	$(3)	—	$—	$—	6	$8,893	$(3)

	As of December 31, 2024
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government and agency securities	2	$2,930	$(3)	—	$—	$—	2	$2,930	$(3)
	2	$2,930	$(3)	—	$—	$—	2	$2,930	$(3)

The Company had certain available-for-sale debt securities in an unrealized loss position without an allowance for credit loss as of March 31, 2025. Unrealized losses on these debt securities have not been recognized into income because (1) the issuers have high credit quality, (2) management does not intend to sell and it is likely that management will not be required to sell these securities prior to their anticipated recovery and (3) the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the securities, and the fair value is expected to recover as the bonds approach maturity.

5. Balance Sheet Account Details

Accounts Receivable, Unbilled Receivables and Deferred Revenue

Unbilled receivables were $0.7 million and $2.6 million as of March 31, 2025 and December 31, 2024, respectively. Deferred revenue as of March 31, 2025 is expected to be recognized within the next 12 months. Deferred revenue was $1.7 million and $2.5 million as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025, the amount recognized as revenue that was previously deferred at December 31, 2024 was $1.7 million. During the three months ended March 31, 2024, the amount recognized as revenue that was previously deferred at December 31, 2023 was $2.2 million.

Property and Equipment, Net

Property and equipment, net, consisted of the following as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Leasehold improvements	$17,745	$17,745
Lab and office equipment	10,045	9,785
Computer hardware and software	760	760
Construction in progress	29	103
Property and equipment, at cost	28,579	28,393
Less accumulated depreciation	(13,868)	(12,901)
Total property and equipment, net	$14,711	$15,492

Depreciation expense, which is included in operating expenses, was $1.0 million during the three months ended March 31, 2025 and $1.0 million during the three months ended March 31, 2024.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Compensation	$3,052	$5,468
Professional service fees	198	324
Royalties owed to third parties	122	143
Other	210	206
Total accrued expenses and other current liabilities	$3,582	$6,141

6. Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Goodwill	$83,979	$83,979
Finite-lived intangible assets
Completed technology	233,158	233,158
Less: Accumulated amortization	(101,825)	(98,773)
Customer relationships	11,100	11,100
Less: Accumulated amortization	(7,600)	(7,425)
Intangible assets, net	$134,833	$138,060
Total goodwill and other identifiable intangible assets, net	$218,812	$222,039

Goodwill

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2025 and 2024.

Intangible Assets

Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of up to 20 years and is reflected within amortization of intangibles expense in the condensed consolidated statements of operations. Amortization expense of $3.2 million and $3.4 million was recognized during the three months ended March 31, 2025 and 2024 respectively.

For each of the three months ended March 31, 2025 and 2024, there was no impairment of finite-lived intangible assets.

The remaining weighted-average useful life of finite-lived intangible assets is 10.8 years. At March 31, 2025, future amortization expense on intangible assets is estimated to be as follows (in thousands):

Dates	Amount
Remaining nine months ended December 31, 2025	$9,684
2026	12,912
2027	12,912
2028	12,912
2029	12,912
Thereafter	73,501
Total future amortization expense	$134,833

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

The below tables provide supplemental cash flow and other information related to operating leases (in thousands, except for lease term and discount rate):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:	$934	$901
Right-of-use assets obtained in exchange for lease obligations:	$—	$—

	As of March 31,
	2025	2024
Weighted average remaining lease term (in years)	6.6	7.5
Weighted average discount rate	4.3%	4.3%

In addition to base rent, certain of the Company’s operating leases require variable payments. These variable lease costs include amounts relating to common area maintenance and are expensed when the obligation for those payments is incurred and are recognized as operating expenses in the condensed consolidated statements of operations. The following table summarizes the components of operating lease expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease cost	799	796
Variable lease cost	250	381
Total lease costs	1,049	1,177

Future minimum lease commitments are as follows as of March 31, 2025 (in thousands):

Dates	Operating Leases
Remaining nine months ended December 31, 2025	$2,849
2026	3,879
2027	3,980
2028	4,107
2029	3,307
Thereafter	7,991
Total lease payments	26,113
Less imputed interest	(3,634)
Present value of lease liabilities	$22,479

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

8. Stockholders' Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 1,100,000,000. The total amount of authorized capital stock consists of 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of March 31, 2025, no shares of preferred stock are issued or outstanding.

Common Stock

Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, including the election of directors, and do not have cumulative voting rights. Subject to preferences that may be applicable to any then outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared by the board of directors out of legally available funds. In the event of the Company’s liquidation, dissolution or winding up, the holders of common stock will be entitled to share ratably in the assets legally available for distribution to stockholders after the payment of or provision for all of the Company's debts and other liabilities, subject to the prior rights of any preferred stock then outstanding. Holders of common stock have no preemptive or conversion rights or other subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are duly authorized, validly issued, fully paid and nonassessable. The rights, preferences and privileges of holders of common stock are subject to and may be adversely affected by the rights of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.

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

Earnout Shares

Some of the Company’s shares of common stock are subject to certain price-based earnout triggers (the “Earnout Shares”). Earnout Shares vest based upon the achievement of certain volume-weighted average trading prices (“VWAP”) for shares of the Company for any 20 trading days over a consecutive 30 trading-day period during the five-year period following the Closing Date, with (i) 50% of such Earnout Shares vesting upon achievement of a VWAP of $12.50 per share of common stock or upon the occurrence of a change of control transaction that will result in the holders of common stock receiving a price per share in excess of $12.50, and (ii) the remaining 50% of the Earnout Shares vesting upon achievement of a VWAP of $15.00 per share of common stock or upon the occurrence of a change of control transaction that will result in the holders of common stock receiving a price per share in excess of $15.00. The Earnout Shares are not transferable until the vesting condition for the applicable tranche of Earnout Shares has been achieved. Prior to vesting, holders of Earnout Shares are entitled to exercise the voting rights carried by such shares and receive any dividends or other distributions in respect of such shares. As of March 31, 2025, 14,999,243 Earnout Shares were issued and outstanding.

Pursuant to the Sponsor Insider Letter Agreement executed concurrently with the Merger Agreement, by and among APAC, Avista Acquisition LP II (the “Sponsor”), Legacy OmniAb and certain insiders of APAC, 1,293,299 shares of OmniAb common stock held by the Sponsor became subject to the same price-based vesting conditions as the Earnout Shares (the “Sponsor Earnout Shares”). The Sponsor Earnout Shares are accounted for as equity-classified equity instruments and recorded in additional paid-in capital as part of the Business Combination. As of March 31, 2025, 1,293,299 Sponsor Earnout Shares were issued and outstanding.

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

Additionally, the Company can redeem the outstanding Public Warrants:

•in whole and not in part;
•at a price of $0.01 per warrant;
•upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders provided there was an effective registration statement covering the shares of common stock issuable upon exercise of the warrants.

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

As of March 31, 2025, the aggregate number of shares of our common stock that may be issued under the 2022 Plan is 35,792,593 shares. In addition, the number of shares of our common stock available for issuance under the 2022 Plan will be annually increased on January 1 of each calendar year beginning in 2023 and ending in 2032 by an amount equal to the lesser of (i) a number equal to 5% of the fully-diluted shares on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as is determined by the Company's board of directors.

The 2022 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units (“RSUs”) and other stock or cash-based awards.

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

At the Market Offering

In December 2023, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100.0 million in “at the market” (“ATM”) offerings through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of its common stock made pursuant to the Sales Agreement are made under its shelf registration statement on Form S‐3 which was filed on December 8, 2023 and declared effective by the SEC on December 18, 2023. The Company is not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. During the year ended December 31, 2024, 2,771,192 shares of common stock in the ATM offering were issued for net proceeds of $11.4 million, after deducting commissions. No shares of common stock in the ATM offering were issued during the three months ended March 31, 2025.

9. Share-Based Compensation

Share-Based Compensation Expense

The Company recognized share-based compensation expense by function as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
General and administrative	$2,588	$2,791
Research and development	1,556	2,904
Total share-based compensation expense	$4,144	$5,695

The Company recognized share-based compensation expense by award type as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Stock options	$3,133	$3,827
Restricted stock units	833	1,563
Employee share purchase plan	178	152
Performance restricted stock units	—	153
Total share-based compensation expense	$4,144	$5,695

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

The fair value of each option issued was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.4%	4.3%
Expected volatility	52.4%	54.1%
Expected term (years)	6.0	6.0
Dividend yield	—%	—%

The following table summarizes stock option activity under the Company’s equity award plans:

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at January 1, 2025	16,880,628	$6.40
Granted	3,637,938	$3.66
Exercised	(11,983)	$3.69
Cancelled/Expired	(697,964)	$5.55
Outstanding at March 31, 2025	19,808,619	$5.93	7.7	$—
Exercisable at March 31, 2025	9,217,844	$7.49	6.5	$—
_____________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for in the money options as of March 31, 2025.

As of March 31, 2025, unrecognized share-based compensation expense related to OmniAb options was $24.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.35 years. As of March 31, 2025, unrecognized share-based compensation expense related to Ligand options was $0.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.31 years.

The aggregate intrinsic value of OmniAb options exercised by OmniAb service providers during the three months ended March 31, 2025 was negligible. Cash received from OmniAb options exercised by OmniAb service providers during the three months ended March 31, 2025 was negligible.

There were no OmniAb options exercised by Ligand employees during the three months ended March 31, 2025.

Restricted Stock Units

RSUs generally represent the right to receive a certain number of shares of common stock subject to certain vesting conditions and other restrictions. RSUs generally vest over three years. The fair value of RSUs is determined by the closing market price on the grant date.

The following table summarizes RSU activity during the three months ended March 31, 2025 under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2025	1,761,208	$5.23
Granted	920,951	$3.66
Vested	(373,588)	$7.13
Forfeited	(159,354)	$5.30
Unvested balance at March 31, 2025	2,149,217	$4.22

As of March 31, 2025, unrecognized stock-based compensation expense related to OmniAb RSUs was $7.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.53 years.

The aggregate intrinsic value of OmniAb RSUs vested for OmniAb service providers during the three months ended March 31, 2025 was $1.4 million.

Performance Restricted Stock Units

Performance restricted stock units (“PRSUs”) generally represent the right to receive a certain number of shares of common stock based on the achievement of certain corporate performance or market goals and continued employment during the vesting period.

The Company’s PRSUs contain a market condition dependent upon the Company’s relative and absolute total stockholder return over a three-year period, with a payout range of 0% to 200% of the target shares granted. Share-based compensation expense for these PRSUs is measured using the Monte-Carlo valuation model and is not adjusted for the achievement, or lack thereof, of the market conditions.

During the three months ended March 31, 2025, the PRSUs were achieved at a 158% achievement level.

The following table summarizes the PRSU activity during the three months ended March 31, 2025, under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2025	94,749	$16.11
Granted	—	$—
Vested	(149,882)	$16.11
Change in units based on performance achievement	55,133	$16.11
Forfeited	—	$—
Unvested balance at March 31, 2025	—	$—

As of March 31, 2025, there is no unrecognized share-based compensation expense related to the PRSUs.

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

As of March 31, 2025, the aggregate number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP equals 4,043,010 shares of the Company’s common stock. In addition, on the first day of each calendar year beginning on January 1, 2023 and ending on (and including) January 1, 2032, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (i) 1% of the fully diluted shares outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by the Company’s board of directors.

As of March 31, 2025, there was $0.5 million of unrecognized share-based compensation expense associated with the ESPP, which is expected to be recognized over a remaining weighted-average period of 1.12 years.

During the three months ended March 31, 2025, there were no shares issued pursuant to the ESPP.

10. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The Company’s effective tax rate for the three months ended March 31, 2025 was 0.6%. The variance from the U.S. federal statutory tax rate of 21.0% for the three months ended March 31, 2025 was primarily due to the valuation allowance established on federal and state attributes and the tax impact of stock award activities that was partially offset with the benefit related to research and development tax credits. The Company’s effective tax rate for the three months ended March 31, 2024 was 12.1%. The variance from the U.S. federal statutory tax rate of 21.0% for the three months ended March 31, 2024 was primarily due to the valuation allowance established on federal and state attributes and the tax impact of stock award activities that was partially offset with the the benefit related to research and development tax credits.

The Company considered the realizability of the deferred tax assets and recorded a valuation allowance as necessary for the amount of deferred tax assets which are not more likely than not to be realized as of March 31, 2025.

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

The following table outlines the basic and diluted net loss per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net loss	$(18,200)	$(18,961)
Weighted-average shares outstanding, basic and diluted	105,622	100,755
Net loss per share, basic and diluted	$(0.17)	$(0.19)

The following table outlines common share equivalents which were excluded from the computation of diluted net loss per share, as the effect of their inclusion would be anti-dilutive or the share equivalents were contingently issuable as of each period presented:

	March 31,
	2025	2024
Options to purchase common stock issued and outstanding(1)	24,383,034	22,437,492
Earnout shares	16,292,542	16,292,542
Avista private placement warrants	8,233,333	8,233,333
Avista public warrants	7,666,667	7,666,667
Restricted stock units issued and outstanding(1)	2,149,217	2,421,767
Forward purchase warrants	1,666,667	1,666,667
Backstop warrants	1,445,489	1,445,489
Shares expected to be purchased under employee stock purchase plan	736,760	946,670
Total anti-dilutive shares	62,573,709	61,110,627
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

In addition to the significant expense categories included within the consolidated statements of operations, certain other disaggregated amounts that comprise research and development expenses and general and administrative expenses are reviewed by the CODM. These expenses consist of (1) personnel related expenses, including salaries, benefits and share-based compensation, (2) external expenses, including third-party costs for goods and services such as lab supplies and contract research, and (3) facility and other overhead expenses, including depreciation and occupancy costs.

The following table outlines information about segment revenues, significant segment expenses, and segment net loss for the three months ended March 31, 2025 and 2024:

(in thousands)	Three Months Ended March 31,
	2025	2024
Revenue	$4,154	$3,801
Research and development expenses
Personnel related expenses	6,849	7,650
External expenses	3,723	4,710
Facility and other overhead expenses	2,030	2,191
Total research and development expenses	12,602	14,551
General and administrative expenses
Personnel related expenses	5,600	5,740
External expenses	2,050	2,200
Facility and other overhead expenses	265	397
Total general and administrative expenses	7,915	8,337
Amortization of intangibles	3,228	3,412
Other operating expense (income), net	(747)	54
Total other income, net	538	975
Income tax benefit	106	2,617
Net loss	$(18,200)	$(18,961)

All long-term assets are maintained in, and all net losses are attributable to, the United States of America.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis and the unaudited interim financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).

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

As of March 31, 2025, we had 95 active partners with 378 active programs using the OmniAb technology platform, including 29 OmniAb-derived antibodies in clinical development by our partners, one under regulatory review, and three approved products developed and commercialized by our partners.

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

Metric	Active Partners	Active Programs	Active Clinical Programs and Approved Products	Approved Products
December 31, 2024	91	363	32	3
Additions	5	31	1	—
Terminations	(1)	(16)	—	—
March 31, 2025	95	378	33	3

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

Our business metrics are subject to risk and uncertainties related to our dependence on our partners providing timely and accurate information, which impacts our ability to objectively and accurately characterize the current level of activity for each program. In addition, changes in our key business metrics do not directly correlate to current revenues. For more information, see the section in our 2024 Annual Report titled “Risk Factors - Our management uses certain key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, and such metrics may not accurately reflect all of the aspects of our business needed to make such evaluations and decisions, in particular as our business continues to grow”.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Change	% Change
License and milestone revenue	$2,021	$716	$1,305	182%
Service revenue	1,945	2,766	(821)	(30)%
Royalty revenue	188	319	(131)	(41)%
Total revenue	$4,154	$3,801	$353	9%

•License and milestone revenue fluctuates depending on the timing of new license agreements with partners and partners’ achievement of milestones. Because of these factors and the sporadic nature of development milestones, license and milestone revenue could fluctuate significantly from period to period. License and milestone revenue increased primarily due to the recognition in the current year period of a $1.0 million phase 1 milestone and higher license fees.
•Service revenue declined primarily as a result of the discontinuation of certain ion channel research programs.

•Royalty revenue declined primarily due to lower net sales from partners’ product sales in China.

Operating Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Change	% Change
Research and development	$12,602	$14,551	$(1,949)	(13)%
General and administrative	7,915	8,337	(422)	(5)%
Amortization of intangibles	3,228	3,412	(184)	(5)%
Other operating expense (income), net	(747)	54	(801)	NM(1)
Total operating expenses	$22,998	$26,354	$(3,356)	(13)%
_____________
(1)Percentage change is not meaningful.

•Research and development expenses consist of (1) personnel related expenses, including salaries, benefits and share-based compensation, (2) external expenses, including third-party costs for goods and services such as lab supplies and contract research, and (3) facility and other overhead expenses, including depreciation and occupancy costs. Research and development expenses decreased primarily due to lower share-based compensation expense and lower external expenses associated with ion channel programs and screening technology development.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Change	% Change
Personnel related expenses	6,849	7,650	$(801)	(10)%
External expenses	3,723	4,710	(987)	(21)%
Facility and other overhead expenses	2,030	2,191	(161)	(7)%
Total research and development expenses	$12,602	$14,551	$(1,949)	(13)%

•General and administrative expenses decreased primarily due to lower legal fees and share-based compensation expense.
•Amortization of intangibles was generally consistent with the prior year period.
•Other operating income, net increased primarily due to a $0.8 million reduction in contingent liabilities attributed to changes in ion channel programs.

Other Income (Expense), net

Other income (expense), net during the three months ended March 31, 2025 and 2024 primarily related to interest earned on short-term investments. The decline in interest income related to lower short-term investment balances as well as declines in interest rates.

Income Tax Benefit

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Change	% Change
Loss before income taxes	$(18,306)	$(21,578)	$3,272	(15)%
Income tax benefit	106	2,617	(2,511)	(96)%
Net loss	$(18,200)	$(18,961)	$761	(4)%
Effective tax rate	(0.6)%	(12.1)%

Our effective tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions. The tax rate is also affected by discrete items that may occur in any given year but are not consistent from year to year.

Our effective tax rate for the three months ended March 31, 2025 and 2024 differed from the federal statutory tax rate of 21.0% due to share-based compensation expense that is not tax deductible and an increase to our valuation allowance recorded against deferred tax assets, partially offset by the tax benefit from research and development tax credits.

Liquidity and Capital Resources
As of March 31, 2025, our cash, cash equivalents and short-term investments were $43.6 million. We believe our existing cash, cash equivalents and short-term investments are sufficient to support operations through at least the next 12 months from the date of issuance of these financial statements.

If our anticipated cash flows from operations and current cash are insufficient to satisfy our liquidity requirements because of increased expenditures or lower demand for our technology platform, or the realization of other risks, we may be required to raise additional capital through issuances of public or private equity or debt financing or other capital sources. Such additional financing may not be available on terms acceptable to us or at all. In any event, we may consider raising additional capital in the future to expand our business, to pursue strategic investments or acquisitions, to take advantage of favorable market conditions or financing opportunities or for other reasons. Our future capital requirements will depend on many factors, including, but not limited to:

•our ability to achieve revenue growth, which is dependent on the ability of our partners to successfully develop and commercialize therapies based on antibodies discovered using our platform;
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

In December 2023, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in an “at the market” (“ATM”) offerings program through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement are made under our shelf registration statement on Form S‐3 which was filed on December 8, 2023 and declared effective by the SEC on December 18, 2023. We are not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. As of March 31, 2025, $88.3 million remains available under the Sales Agreement for future sales of our common stock.

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

Cash Flow Summary

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(15,872)	$(17,032)	$1,160
Investing activities	(878)	19,937	(20,815)
Financing activities	$44	$(203)	$247

Cash from Operating Activities:

During the three months ended March 31, 2025, cash used in operating activities of $15.9 million primarily reflected our net loss of $18.2 million, changes in our operating assets and liabilities in the amount of $5.4 million, partially offset by net non-cash charges of $7.7 million which primarily included $4.1 million in share-based compensation and $4.7 million in depreciation and amortization.

During the three months ended March 31, 2024, cash used in operating activities of $17.0 million primarily reflected our net loss of $19.0 million, changes in our operating assets and liabilities in the amount of $5.5 million, partially offset by net non-cash charges of $7.4 million which primarily included $5.7 million in share-based compensation, and $4.9 million in depreciation and amortization.

Cash from Investing Activities:

During the three months ended March 31, 2025, cash used in investing activities primarily consisted of $10.3 million of cash used to purchase short-term investments, partially offset by $9.5 million of proceeds from the maturity of short-term investments.

During the three months ended March 31, 2024, cash provided by in investing activities of $19.9 million primarily consisted of $26.0 million of proceeds from the maturity of short-term investments, partially offset by $5.4 million of cash used to purchase short-term investments and $0.9 millionof cash used to purchase property and equipment.

Cash from Financing Activities:

During the three months ended March 31, 2025, cash provided by financing activities was negligible..

During the three months ended March 31, 2024, cash used in financing activities was $0.2 million, which primarily consisted of $0.9 million of taxes paid related to the net share settlement of equity awards and $0.3 million of transaction costs, partially offset by $1.0 million of proceeds from the issuance of common stock from stock plans.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Annual Report.

Recent Accounting Pronouncements

For the summary of recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to our financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2025, there were no material changes to our market risks from the discussion provided in Item 7A of our 2024 Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

For information that updates the disclosures set forth under Part I, Item 3, “Legal Proceedings” in our 2024 Annual Report, refer to Note 7 – Commitments and Contingencies to the condensed consolidated financial statements contained in Part I, Item 1, of this report.

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

Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2024 Annual Report. The risk factors described in our 2024 Annual Report are not the only risks we face. Factors we currently do not know, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or our consolidated operating results, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2025, none of our officers or directors adopted, modified, or terminated any such trading arrangements.

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

Date:	May 8, 2025	By:	/s/ Kurt Gustafson
Kurt Gustafson
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)