Form 10-Q
period 2025-06-30
OmniAb, Inc.
filed 2025-08-06
CIK 1846253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2025, the registrant had 122,701,294 shares of common stock outstanding.

Part I – Financial Information
Item 1. Condensed Consolidated Financial Statements
OMNIAB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,281	$27,598
Short-term investments	23,334	31,836
Accounts receivable, net	2,706	5,272
Prepaid expenses and other current assets	3,297	3,432
Total current assets	47,618	68,138
Intangible assets, net	131,605	138,060
Goodwill	83,979	83,979
Property and equipment, net	14,064	15,492
Operating lease right-of-use assets	16,682	17,789
Restricted cash	560	560
Other long-term assets	1,166	1,540
Total assets	$295,674	$325,558
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,977	$2,297
Accrued expenses and other current liabilities	4,711	6,141
Current contingent liabilities	1,123	531
Current deferred revenue	983	2,337
Current operating lease liabilities	3,844	3,782
Total current liabilities	12,638	15,088
Long-term contingent liabilities	586	953
Deferred income taxes, net	2,327	2,314
Long-term operating lease liabilities	17,939	19,382
Long-term deferred revenue	42	117
Other long-term liabilities	78	86
Total liabilities	33,610	37,940
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2025 and December 31, 2024; 122,701,294 and 121,599,488 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	397,529	388,979
Accumulated other comprehensive income (loss)	(2)	27
Accumulated deficit	(135,475)	(101,400)
Total stockholders’ equity	262,064	287,618
Total liabilities and stockholders’ equity	$295,674	$325,558

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
License and milestone revenue	$1,242	$3,125	$3,263	$3,841
Service revenue	1,936	4,171	3,839	6,937
xPloration revenue	608	—	650	—
Royalty revenue	111	318	299	637
Total revenue	3,897	7,614	8,051	11,415
Costs and operating expenses:
Cost of xPloration revenue	262	—	265	—
Research and development	10,864	13,935	23,466	28,486
General and administrative	7,684	7,965	15,599	16,302
Amortization of intangibles	3,228	4,543	6,456	7,955
Other operating income, net	(1,922)	(2,524)	(2,672)	(2,470)
Total costs and operating expenses	20,116	23,919	43,114	50,273
Loss from operations	(16,219)	(16,305)	(35,063)	(38,858)
Other income (expense), net:
Interest income	436	785	973	1,760
Other income (expense), net	27	(9)	28	(9)
Total other income (expense), net	463	776	1,001	1,751
Loss before income taxes	(15,756)	(15,529)	(34,062)	(37,107)
Income tax benefit (expense)	(119)	1,898	(13)	4,515
Net loss	$(15,875)	$(13,631)	$(34,075)	$(32,592)

Net loss per share, basic and diluted	$(0.15)	$(0.13)	$(0.32)	$(0.32)

Weighted-average shares outstanding, basic and diluted	106,148	101,456	105,886	101,106

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(15,875)	$(13,631)	$(34,075)	$(32,592)
Unrealized net loss on available-for-sale securities	(10)	(8)	(29)	(75)
Comprehensive loss	$(15,885)	$(13,639)	$(34,104)	$(32,667)

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2025	121,599,488	$12	$388,979	$27	$(101,400)	$287,618
Net loss	—	—	—	—	(18,200)	(18,200)
Share-based compensation	—	—	4,144	—	—	4,144
Issuance of common stock under employee stock compensation plans	535,453	—	44	—	—	44
Unrealized net loss on available-for-sale securities	—	—	—	(19)	—	(19)
ATM facility issuance costs	—	—	(71)	—	—	(71)
Balance at March 31, 2025	122,134,941	$12	$393,096	$8	$(119,600)	$273,516
Net loss	—	—	—	—	(15,875)	(15,875)
Share-based compensation	—	—	4,111	—	—	4,111
Issuance of common stock under employee stock compensation plans	566,353	—	297	—	—	297
Unrealized net loss on available-for-sale securities	—	—	—	(10)	—	(10)
ATM facility issuance costs	—	—	25	—	—	25
Balance at June 30, 2025	122,701,294	$12	$397,529	$(2)	$(135,475)	$262,064

Balance at January 1, 2024	116,859,468	$12	$353,890	$50	$(39,367)	$314,585
Net loss	—	—	—	—	(18,961)	(18,961)
Share-based compensation	—	—	5,695	—	—	5,695
Issuance of common stock under employee stock compensation plans, net of tax	529,321	—	141	—	—	141
Unrealized net loss on available-for-sale securities	—	—	—	(67)	—	(67)
Balance at March 31, 2024	117,388,789	$12	$359,726	$(17)	$(58,328)	$301,393
Net loss	—	—	—	—	(13,631)	(13,631)
Share-based compensation	—	—	5,383	—	—	5,383
Issuance of common stock under employee stock compensation plans, net of tax	767,537	—	1,044	—	—	1,044
Unrealized net loss on available-for-sale securities	—	—	—	(8)	—	(8)
Balance at June 30, 2024	118,156,326	$12	$366,153	$(25)	$(71,959)	$294,181

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(34,075)	$(32,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,392	11,050
Share-based compensation	8,255	11,078
Amortization of discounts on short-term investments, net	(442)	(999)
Deferred income taxes, net	13	(4,515)
Change in estimated fair value of contingent liabilities	225	(2,513)
Gain on sale of ion channel asset	(3,000)	—
Other	120	533
Changes in operating assets and liabilities, net:
Accounts receivable, net	2,599	(2,594)
Prepaid expenses and other current assets	135	875
Other long-term assets	374	478
Accounts payable, accrued expenses, and other liabilities	(1,771)	(3,588)
Operating lease liabilities	(1,381)	(1,229)
Deferred revenue	(1,462)	(5,198)
Net cash used in operating activities	(21,018)	(29,214)
Investing activities:
Purchases of short-term investments	(18,595)	(16,685)
Proceeds from the maturity of short-term investments	27,300	50,500
Purchases of property and equipment	(374)	(1,677)
Payment of contingent liabilities	—	(400)
Proceeds from sale of short-term investments	90	1,312
Proceeds from sale of ion channel asset	3,000	—
Net cash provided by investing activities	11,421	33,050
Financing activities:
Payment of contingent liabilities	—	(75)
Proceeds from issuance of common stock from stock plans	341	2,145
Taxes paid related to net share settlement of equity awards	—	(960)
Payment of transaction costs	(61)	(510)
Net cash provided by financing activities	280	600
Net change in cash, cash equivalents and restricted cash	(9,317)	4,436
Cash, cash equivalents and restricted cash at beginning of period	28,158	16,918
Cash, cash equivalents and restricted cash at end of period	$18,841	$21,354
Supplemental cash flow information:
Deferred revenue recorded in accounts receivable	$33	$471
Supplemental non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and other current liabilities	$105	$155

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

Basis of Presentation

The Company’s accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The financial information for the three and six months ended June 30, 2025 and 2024, is unaudited but includes all normal and recurring adjustments unless indicated otherwise, which the Company considered necessary for fair presentation of its condensed consolidated statements of operations and comprehensive loss. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC and have not materially changed during the six months ended June 30, 2025. The Company believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows:

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$18,281	$27,598
Restricted cash	560	560
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$18,841	$28,158

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

Financial Instruments Measured on a Recurring Basis

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements as of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$13,806	$—	$—	$13,806
Total cash equivalents	$13,806	$—	$—	$13,806

Short-term investments:
Government securities	$23,334	$—	$—	$23,334
Total short-term investments	$23,334	$—	$—	$23,334

Liabilities:
Current contingent liabilities	$—	$—	$1,123	$1,123
Long-term contingent liabilities	—	—	586	586
Total contingent liabilities	$—	$—	$1,709	$1,709

	Fair Value Measurements as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$17,616	$—	$—	$17,616
Total cash equivalents	$17,616	$—	$—	$17,616

Short-term investments:
Government and agency securities	$30,429	$1,316	$—	$31,745
Asset-backed securities	—	91	—	91
Total short-term investments	$30,429	$1,407	$—	$31,836

Liabilities:
Current contingent liabilities	$—	$—	$531	$531
Long-term contingent liabilities	—	—	953	953
Total contingent liabilities	$—	$—	$1,484	$1,484

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable, other assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their relatively short periods to maturity.

Available-for-Sale Securities

The Company obtains the fair value of its Level 2 available-for-sale securities from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2024. There were no level 2 available-for-sale securities as of June 30, 2025. The Company has not transferred any investment securities between classification levels.

Contingent Liabilities

Contingent liabilities are measured at fair value each reporting period by using a probability weighted income approach.

A reconciliation of the Level 3 financial instruments as of June 30, 2025 and December 31, 2024 is as follows:

(in thousands)	Icagen(1)	Taurus(2)	Total
Balance as of January 1, 2024	$4,106	$400	$4,506
Payments of contingent liabilities	(75)	(400)	(475)
Fair value adjustments to contingent liabilities	(2,547)	—	(2,547)
Balance as of December 31, 2024	$1,484	$—	$1,484
Payments of contingent liabilities	—	—	—
Fair value adjustments to contingent liabilities	225	—	225
Balance as of June 30, 2025	$1,709	$—	$1,709
_____________
(1)Changes in the fair values of contingent liabilities in connection with the acquisition of Icagen are recognized in “Other operating income, net” in the condensed consolidated statements of operations and in the operating section of the statements of cash flows. Payments of contingent liabilities are disclosed in the financing section of the statements of cash flows.
(2)Changes in the fair values of contingent liabilities in connection with the acquisition of Taurus are recognized in “Intangible assets, net” in the condensed consolidated balance sheets. Payments of contingent liabilities are disclosed in the investing section of the statement of cash flows.

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

4. Short-Term Investments

The Company classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. The following tables summarize short-term investments as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government securities	$23,336	$2	$(4)	$23,334
Total short-term investments	$23,336	$2	$(4)	$23,334

	As of December 31, 2024
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$31,719	$30	$(3)	$31,746
Asset-backed securities	90	—	—	90
Total short-term investments	$31,809	$30	$(3)	$31,836
The Company classified all investments with maturity dates beyond three months at the date of purchase as short-term investments in the condensed consolidated balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. The following table summarizes available-for-sale investments by maturity as of June 30, 2025:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$23,336	$23,334
Due after one year	—	—
Total short-term investments	$23,336	$23,334

The following tables summarize the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and the length of time that individual securities have been in a continuous loss position, as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government securities	12	$14,929	$(4)	—	$—	$—	12	$14,929	$(4)
	12	$14,929	$(4)	—	$—	$—	12	$14,929	$(4)

	As of December 31, 2024
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government and agency securities	2	$2,930	$(3)	—	$—	$—	2	$2,930	$(3)
	2	$2,930	$(3)	—	$—	$—	2	$2,930	$(3)

The Company had certain available-for-sale debt securities in an unrealized loss position without an allowance for credit loss as of June 30, 2025. Unrealized losses on these debt securities have not been recognized into income because (1) the issuers have high credit quality, (2) management does not intend to sell and it is likely that management will not be required to sell these securities prior to their anticipated recovery and (3) the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the securities, and the fair value is expected to recover as the bonds approach maturity.

5. Balance Sheet Account Details

Accounts Receivable, Unbilled Receivables and Deferred Revenue

Unbilled receivables were $0.4 million and $2.6 million as of June 30, 2025 and December 31, 2024, respectively. Deferred revenue as of June 30, 2025 is expected to be recognized within the next 12 months. Deferred revenue was $1.0 million and $2.5 million as of June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, the amount recognized as revenue that was previously deferred at March 31, 2025 and December 31, 2024 was $1.0 million and $2.1 million, respectively. During the three and six months ended June 30, 2024, the amount recognized as revenue that was previously deferred at March 31, 2024 and December 31, 2023 was $3.3 million and $5.1 million, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Prepaid expenses	$2,075	$2,295
xPloration related inventory	316	48
Other current assets	906	1,089
Total prepaid expenses and other current assets	$3,297	$3,432

Property and Equipment, Net

Property and equipment, net, consisted of the following as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Leasehold improvements	$17,745	$17,745
Lab and office equipment	10,094	9,785
Computer hardware and software	760	760
Construction in progress	196	103
Property and equipment, at cost	28,795	28,393
Less accumulated depreciation	(14,731)	(12,901)
Total property and equipment, net	$14,064	$15,492

Depreciation expense, which is included in operating expenses, was $0.8 million and $1.8 million during the three and six months ended June 30, 2025, respectively, and $1.1 million and $2.1 million during the three and six months ended June 30, 2024, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Compensation	$4,161	$5,468
Professional service fees	218	324
Royalties owed to third parties	154	143
Other	178	206
Total accrued expenses and other current liabilities	$4,711	$6,141

6. Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Goodwill	$83,979	$83,979
Finite-lived intangible assets
Completed technology	233,158	233,158
Less: Accumulated amortization	(104,878)	(98,773)
Customer relationships	11,100	11,100
Less: Accumulated amortization	(7,775)	(7,425)
Intangible assets, net	$131,605	$138,060
Total goodwill and other identifiable intangible assets, net	$215,584	$222,039

Goodwill

There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2025 and 2024.

Intangible Assets

Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of up to 20 years and is reflected within “Amortization of intangibles” in the condensed consolidated statements of operations. Amortization expense of $3.2 million and $6.5 million was recognized during the three and six months ended June 30, 2025 respectively. Amortization expense of $4.5 million and $8.0 million was recognized during the three and six months ended June 30, 2024, respectively.

For each of the three and six months ended June 30, 2025, there was no impairment of finite-lived intangible assets. During the three and six months ended June 30, 2024, the Company determined that certain of its finite-lived intangible assets related to the acquisition of Ab Initio in July 2019 were fully impaired, and recorded a $1.2 million write-off of the net carrying value, which is recorded as “Amortization of intangibles” in the condensed consolidated statements of operations.

The remaining weighted-average useful life of finite-lived intangible assets is 10.6 years. At June 30, 2025, future amortization expense on intangible assets is estimated to be as follows (in thousands):

Dates	Amount
Remaining six months ended December 31, 2025	$6,456
2026	12,912
2027	12,912
2028	12,912
2029	12,912
Thereafter	73,501
Total future amortization expense	$131,605

Gain on Sale of Ion Channel Asset

On May 7, 2025, the Company entered into an Asset Purchase and Assignment Agreement (the “Asset Purchase Agreement”) with Angelini Pharma S.p.A. (“Angelini”). Under the Asset Purchase Agreement, the Company sold, transferred, assigned and conveyed to Angelini, and Angelini purchased, acquired and accepted from the Company, all of the Company’s rights, title and interest in and to the transferred assets, which include among other things the intellectual property and related know-how (collectively, the “Purchased Assets”) generated in connection with the license agreement, dated December 4, 2018, as amended on June 30, 2021, October 21, 2022, and December 22, 2023, by and between F. Hoffmann-La Roche Ltd (“Roche”) and the Company’s subsidiary Icagen, which allowed the Company to receive potential development and commercial milestones and royalties on net sales of any approved products.

The sale qualified as a sale of a non-financial asset and the carrying value of the Purchased Assets as of May 7, 2025 was zero. Cash proceeds from the sale of $3.0 million were recorded to other operating income, net during the three months ended June 30, 2025, and included as a part of income from operations in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.

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

The below tables provide supplemental cash flow and other information related to operating leases (in thousands, except for lease term and discount rate):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:	$1,872	$1,810
Right-of-use assets obtained in exchange for lease obligations:	$—	$39

	As of June 30,
	2025	2024
Weighted average remaining lease term (in years)	6.4	7.3
Weighted average discount rate	4.3%	4.3%

In addition to base rent, certain of the Company’s operating leases require variable payments. These variable lease costs include amounts relating to common area maintenance and are expensed when the obligation for those payments is incurred and are recognized as operating expenses in the condensed consolidated statements of operations. The following table summarizes the components of operating lease expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	799	798	1,598	1,594
Variable lease cost	429	437	679	818
Total lease costs	1,228	1,235	2,277	2,412

Future minimum lease commitments are as follows as of June 30, 2025 (in thousands):

Dates	Operating Leases
Remaining six months ended December 31, 2025	$1,910
2026	3,879
2027	3,980
2028	4,107
2029	3,307
Thereafter	7,992
Total lease payments	25,175
Less imputed interest	(3,392)
Present value of lease liabilities	$21,783

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

8. Stockholders' Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 1,100,000,000. The total amount of authorized capital stock consists of 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of June 30, 2025, no shares of preferred stock are issued or outstanding.

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

Earnout Shares

Some of the Company’s shares of common stock are subject to certain price-based earnout triggers (the “Earnout Shares”). Earnout Shares vest based upon the achievement of certain volume-weighted average trading prices (“VWAP”) for shares of the Company for any 20 trading days over a consecutive 30 trading-day period during the five-year period following the Closing Date, with (i) 50% of such Earnout Shares vesting upon achievement of a VWAP of $12.50 per share of common stock or upon the occurrence of a change of control transaction that will result in the holders of common stock receiving a price per share in excess of $12.50, and (ii) the remaining 50% of the Earnout Shares vesting upon achievement of a VWAP of $15.00 per share of common stock or upon the occurrence of a change of control transaction that will result in the holders of common stock receiving a price per share in excess of $15.00. The Earnout Shares are not transferable until the vesting condition for the applicable tranche of Earnout Shares has been achieved. Prior to vesting, holders of Earnout Shares are entitled to exercise the voting rights carried by such shares and receive any dividends or other distributions in respect of such shares. As of June 30, 2025, 14,999,243 Earnout Shares were issued and outstanding.

Pursuant to the Sponsor Insider Letter Agreement executed concurrently with the Merger Agreement, by and among APAC, Avista Acquisition LP II (the “Sponsor”), Legacy OmniAb and certain insiders of APAC, 1,293,299 shares of OmniAb common stock held by the Sponsor became subject to the same price-based vesting conditions as the Earnout Shares (the “Sponsor Earnout Shares”). The Sponsor Earnout Shares are accounted for as equity-classified equity instruments and recorded in additional paid-in capital as part of the Business Combination. As of June 30, 2025, 1,293,299 Sponsor Earnout Shares were issued and outstanding.

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

Equity Compensation Plans

2022 Incentive Award Plan

The Company’s board of directors and stockholders adopted the 2022 Incentive Award Plan (the “2022 Plan”), which became effective upon the Closing of the Business Combination. Under the 2022 Plan, the Company may grant cash and equity incentive awards to eligible employees, directors and consultants.

As of June 30, 2025, the aggregate number of shares of our common stock that may be issued under the 2022 Plan is 36,319,977 shares. In addition, the number of shares of our common stock available for issuance under the 2022 Plan will be annually increased on January 1 of each calendar year beginning in 2023 and ending in 2032 by an amount equal to the lesser of (i) a number equal to 5% of the fully-diluted shares on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as is determined by the Company's board of directors.

The 2022 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units (“RSUs”) and other stock or cash-based awards.

OmniAb Prior Plans

In connection with the Business Combination, Legacy OmniAb adopted the OmniAb, Inc. 2022 Ligand Service Provider Assumed Award Plan and the OmniAb, Inc. 2022 OmniAb Service Provider Assumed Award Plan (collectively, the “OmniAb Prior Plans”), which govern the OmniAb equity awards issued upon adjustment of outstanding Ligand equity awards in connection with Ligand’s distribution of Legacy OmniAb common stock to Ligand stockholders. All awards under the OmniAb Prior Plans that were outstanding as of the closing of the Business Combination continued to be governed by the terms, conditions and procedures set forth in the OmniAb Prior Plans and any applicable award agreements, as those terms may be equitably adjusted in connection with the Business Combination. The Company assumed the OmniAb Prior Plans in connection with the closing of the Business Combination, and each of the awards thereunder.

At the Market Offering

In December 2023, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100.0 million in “at the market” (“ATM”) offerings through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of its common stock made pursuant to the Sales Agreement are made under its shelf registration statement on Form S‐3 which was filed on December 8, 2023 and declared effective by the SEC on December 18,

2023. The Company is not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. During the year ended December 31, 2024, 2,771,192 shares of common stock in the ATM offering were issued for net proceeds of $11.4 million, after deducting commissions. No shares of common stock in the ATM offering were issued during the six months ended June 30, 2025.

9. Share-Based Compensation

Share-Based Compensation Expense

The Company recognized share-based compensation expense by function as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
General and administrative	$2,462	$2,742	$5,050	$5,533
Research and development	1,649	2,641	3,205	5,545
Total share-based compensation expense	$4,111	$5,383	$8,255	$11,078

The Company recognized share-based compensation expense by award type as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Stock options	$2,981	$3,676	$6,114	$7,503
Restricted stock units	1,005	1,429	1,838	2,992
Employee share purchase plan	125	125	303	277
Performance restricted stock units	—	153	—	306
Total share-based compensation expense	$4,111	$5,383	$8,255	$11,078

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

The fair value of each option issued was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.0%	4.3%	4.4%	4.3%
Expected volatility	54.6%	57.1%	52.7%	54.4%
Expected term (years)	5.8	5.6	6.0	6.0
Dividend yield	—%	—%	—%	—%

The following table summarizes stock option activity under the Company’s equity award plans:

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at January 1, 2025	16,880,628	$6.40
Granted	4,141,388	$3.42
Exercised	(11,983)	$3.69
Cancelled/Expired	(1,672,006)	$7.18
Outstanding at June 30, 2025	19,338,027	$5.70	7.8	$38
Exercisable at June 30, 2025	9,368,732	$7.14	6.9	$—
_____________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for in the money options as of June 30, 2025.

As of June 30, 2025, unrecognized share-based compensation expense related to OmniAb options was $21.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.27 years. As of June 30, 2025, unrecognized share-based compensation expense related to Ligand options was $0.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 0.20 years.

The aggregate intrinsic value of OmniAb options exercised by OmniAb service providers during the six months ended June 30, 2025 was negligible. Cash received from OmniAb options exercised by OmniAb service providers during the six months ended June 30, 2025 was negligible.

There were no OmniAb options exercised by Ligand employees during the six months ended June 30, 2025.

Restricted Stock Units

RSUs generally represent the right to receive a certain number of shares of common stock subject to certain vesting conditions and other restrictions. RSUs generally vest over three years. The fair value of RSUs is determined by the closing market price on the grant date.

The following table summarizes RSU activity during the six months ended June 30, 2025 under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2025	1,761,208	$5.23
Granted	1,129,201	$3.31
Vested	(665,316)	$6.05
Forfeited	(197,520)	$5.08
Unvested balance at June 30, 2025	2,027,573	$3.90

As of June 30, 2025, unrecognized stock-based compensation expense related to OmniAb RSUs was $6.4 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.41 years.

The aggregate intrinsic value of OmniAb RSUs vested for OmniAb service providers during the six months ended June 30, 2025 was $2.0 million.

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

During the six months ended June 30, 2025, the PRSUs were achieved at a 158% achievement level.

The following table summarizes the PRSU activity during the six months ended June 30, 2025, under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2025	94,749	$16.11
Granted	—	$—
Vested	(149,882)	$16.11
Change in units based on performance achievement	55,133	$16.11
Forfeited	—	$—
Unvested balance at June 30, 2025	—	$—

As of June 30, 2025, there is no unrecognized share-based compensation expense related to the PRSUs.

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

As of June 30, 2025, the aggregate number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP equals 3,768,385 shares of the Company’s common stock. In addition, on the first day of each calendar year beginning on January 1, 2023 and ending on (and including) January 1, 2032, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (i) 1% of the fully diluted shares outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by the Company’s board of directors.

As of June 30, 2025, there was $0.8 million of unrecognized share-based compensation expense associated with the ESPP, which is expected to be recognized over a remaining weighted-average period of 1.31 years.

During the six months ended June 30, 2025, there were 274,625 shares issued pursuant to the ESPP.

10. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the valuation allowance placed on deferred tax assets, change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The Company’s effective tax rate for the three and six months ended June 30, 2025 was (0.8)% and 0.0%, respectively. The variance from the U.S. federal statutory tax rate of 21.0% for each of the three and six months ended June 30, 2025 was primarily due to the valuation allowance established on federal and state attributes and the tax impact of stock award activities that was partially offset with the benefit related to research and development tax credits. The Company’s effective tax rate for each of the three and six months ended June 30, 2024 was 12.2%. The variance from the U.S. federal statutory tax rate of 21.0% for each of the three and six months ended June 30, 2024 was primarily due to the valuation allowance established on federal and state attributes and the tax impact of stock award activities that was partially offset with the benefit related to research and development tax credits.

The Company considered the realizability of the deferred tax assets and recorded a valuation allowance as necessary for the amount of deferred tax assets which are not more likely than not to be realized as of June 30, 2025.

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

The following table outlines the basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net loss	$(15,875)	$(13,631)	$(34,075)	$(32,592)
Weighted-average shares outstanding, basic and diluted	106,148	101,456	105,886	101,106
Net loss per share, basic and diluted	$(0.15)	$(0.13)	$(0.32)	$(0.32)

The following table outlines common share equivalents which were excluded from the computation of diluted net loss per share, as the effect of their inclusion would be anti-dilutive or the share equivalents were contingently issuable as of each period presented:

	June 30,
	2025	2024
Options to purchase common stock issued and outstanding(1)	23,654,207	22,236,056
Earnout shares	16,292,542	16,292,542
Private placement warrants	8,233,333	8,233,333
Public warrants	7,666,667	7,666,667
Restricted stock units issued and outstanding	2,027,573	2,179,919
Forward purchase warrants	1,666,667	1,666,667
Backstop warrants	1,445,489	1,445,489
Shares expected to be purchased under employee stock purchase plan	1,036,822	862,289
Total anti-dilutive shares	62,023,300	60,582,962
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

The following table outlines information about segment revenues, significant segment expenses, and segment net loss for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$3,897	$7,614	$8,051	$11,415
Cost of xPloration revenue	262	—	265	—
Research and development expenses
Personnel related expenses	5,517	7,064	12,366	$14,714
External expenses	3,249	4,577	6,972	9,287
Facility and other overhead expenses	2,098	2,294	4,128	4,485
Total research and development expenses	10,864	13,935	23,466	28,486
General and administrative expenses
Personnel related expenses	5,445	5,503	11,045	11,243
External expenses	2,035	2,240	4,085	4,440
Facility and other overhead expenses	204	222	469	619
Total general and administrative expenses	7,684	7,965	15,599	16,302
Amortization of intangibles	3,228	4,543	6,456	7,955
Other operating income, net	(1,922)	(2,524)	(2,672)	(2,470)
Total other income, net	463	776	1,001	1,751
Income tax benefit (expense)	(119)	1,898	(13)	4,515
Net loss	$(15,875)	$(13,631)	$(34,075)	$(32,592)

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

As of June 30, 2025, we had 100 active partners with 381 active programs using the OmniAb technology platform, including 28 OmniAb-derived antibodies in clinical development by our partners, one under regulatory review, and three approved products developed and commercialized by our partners.

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

Metric	Active Partners	Active Programs	Active Clinical Programs and Approved Products	Approved Products
December 31, 2024	91	363	32	3
Additions	13	45	2	—
Terminations	(4)	(27)	(2)	—
June 30, 2025	100	381	32	3

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

Active clinical programs and approved products represents the number of unique programs for which an Investigational New Drug Application (“IND”) or equivalent under other regulatory regimes has been filed based on an OmniAb-derived antibody and which are in clinical development by our partners. We continue to count programs as active as long as they are actively being developed, under regulatory review or commercialized. Where the date of such application is not known to us, we use the official start date from clinical trial registries for the purpose of calculating this metric. This number includes approved products separately disclosed in the table above. We view this metric as an indication of our near- and mid-term potential revenue from milestone fees and potential royalty payments in the long term.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	Change	% Change
License and milestone revenue	$1,242	$3,125	$(1,883)	(60)%
Service revenue	1,936	4,171	(2,235)	(54)%
xPloration revenue	608	—	608	100%
Royalty revenue	111	318	(207)	(65)%
Total revenue	$3,897	$7,614	$(3,717)	(49)%

•License and milestone revenue fluctuates depending on the timing of new license agreements with partners and partners’ achievement of milestones. Because of these factors, license and milestone revenue could fluctuate significantly from period to period. License and milestone revenue decreased primarily due to a $1.8 million decline in milestone revenue.
•Service revenue declined primarily as a result of the discontinuation of a small molecule ion channel program and the related acceleration of revenue in the prior year period.
•xPloration revenue increased primarily as a result of the sale of an instrument and related consumables.
•Royalty revenue declined primarily due to lower net sales from partners’ product sales in China.

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Change	% Change
License and milestone revenue	$3,263	$3,841	$(578)	(15)%
Service revenue	3,839	6,937	(3,098)	(45)%
xPloration revenue	650	—	650	100%
Royalty revenue	299	637	(338)	(53)%
Total revenue	$8,051	$11,415	$(3,364)	(29)%

•License and milestone revenue decreased primarily due to a $0.8 million decline in milestone revenue, partially offset by a $0.2 million increase in license revenue.
•Service revenue declined primarily as a result of the discontinuation of a small molecule ion channel program and the related acceleration of revenue in the prior year period.
•xPloration revenue increased primarily as a result of the sale of an instrument and related consumables.
•Royalty revenue declined primarily due to lower net sales from partners’ product sales in China.

Costs and Operating Expenses

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	Change	% Change
Cost of xPloration revenue	$262	$—	$262	NM(1)
Research and development	10,864	13,935	(3,071)	(22)%
General and administrative	7,684	7,965	(281)	(4)%
Amortization of intangibles	3,228	4,543	(1,315)	(29)%
Other operating income, net	(1,922)	(2,524)	602	(24)%
Total costs and operating expenses	$20,116	$23,919	$(3,803)	(16)%
_____________
(1)Percentage change is not meaningful.

•Cost of xPloration revenue consists of contract manufacturing costs, material parts costs and associated freight, shipping and handling costs, royalty costs, and other direct costs related to xPloration revenue recognized in the period. During the three months ended June 30, 2025, cost of xPloration revenue was $0.3 million.
•Research and development expenses consist of (1) personnel related expenses, including salaries, benefits and share-based compensation, (2) external expenses, including third-party costs for goods and services such as lab supplies and contract research, and (3) facility and other overhead expenses, including depreciation and occupancy costs. Research and development expenses decreased primarily due to lower personnel expenses related to lower share-based compensation expense and lower headcount, and lower external expenses associated with ion channel programs.

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	Change	% Change
Personnel related expenses	5,517	7,064	$(1,547)	(22)%
External expenses	3,249	4,577	(1,328)	(29)%
Facility and other overhead expenses	2,098	2,294	(196)	(9)%
Total research and development expenses	$10,864	$13,935	$(3,071)	(22)%

•General and administrative expenses declined primarily due to lower legal fees and share-based compensation expense.
•Amortization of intangibles declined primarily due to the write-off of the net carrying value of our finite-lived intangible assets related to the acquisition of Ab Initio of $1.2 million in the prior year period.
•Other operating income, net during the three months ended June 30, 2025 includes a gain of $3.0 million from the sale in May 2025 of a small molecule Kv7.2 program to Angelini Pharma S.p.A. (“Angelini”), partially offset by the contingent liability adjustment associated with that program of $1.0 million. Other operating income, net during the three months ended June 30, 2024 includes a $2.6 million reduction in contingent liabilities primarily attributed to changes in ion channel programs.

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Change	% Change
Cost of xPloration revenue	$265	$—	$265	NM(1)
Research and development	23,466	28,486	(5,020)	(18)%
General and administrative	15,599	16,302	(703)	(4)%
Amortization of intangibles	6,456	7,955	(1,499)	(19)%
Other operating income, net	(2,672)	(2,470)	(202)	8%
Total costs and operating expenses	$43,114	$50,273	$(7,159)	(14)%
_____________
(1)Percentage change is not meaningful.

•Cost of xPloration revenue increased due to direct costs associated with the sale of xPloration revenue recognized during the six months ended June 30, 2025.
•Research and development expenses decreased primarily due to lower personnel expenses related to lower share-based compensation expense and reduced headcount, and lower external expenses associated with ion channel programs and screening technology development.

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Change	% Change
Personnel related expenses	12,366	14,714	$(2,348)	(16)%
External expenses	6,972	9,287	(2,315)	(25)%
Facility and other overhead expenses	4,128	4,485	(357)	(8)%
Total research and development expenses	$23,466	$28,486	$(5,020)	(18)%

•General and administrative expenses decreased primarily due to lower legal fees and share-based compensation expense.
•Amortization of intangibles declined primarily due to the write-off of the net carrying value of our finite-lived intangible assets related to the acquisition of Ab Initio of $1.2 million in the prior year period.
•Other operating income, net during the six months ended June 30, 2025 includes a gain of $3.0 million from the sale in May 2025 of a small molecule Kv7.2 program to Angelini and a $0.9 million reduction in contingent liabilities attributed to changes in certain ion channel programs, which were partially offset by the $1.0 million contingent liability adjustment associated with the Angelini program. Other operating income, net during the six months ended June 30, 2024 includes a $2.6 million reduction in contingent liabilities primarily attributed to changes in ion channel programs.

Other Income (Expense), net

Other income (expense), net during the three and six months ended June 30, 2025 and 2024 primarily related to interest earned on short-term investments. The decline in interest income related to lower short-term investment balances as well as declines in interest rates.

Income Tax Benefit (Expense)

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	Change	% Change
Loss before income taxes	$(15,756)	$(15,529)	$(227)	1%
Income tax benefit (expense)	(119)	1,898	(2,017)	(106)%
Net loss	$(15,875)	$(13,631)	$(2,244)	16%
Effective tax rate	0.8%	(12.2)%

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Change	% Change
Loss before income taxes	$(34,062)	$(37,107)	$3,045	(8)%
Income tax benefit (expense)	(13)	4,515	(4,528)	(100)%
Net loss	$(34,075)	$(32,592)	$(1,483)	5%
Effective tax rate	0.0%	(12.2)%

Our effective tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions. The tax rate is also affected by discrete items that may occur in any given year but are not consistent from year to year.

Our effective tax rate for each of the three and six months ended June 30, 2025 and 2024 differed from the federal statutory tax rate of 21.0% primarily due to the valuation allowance established on federal and state attributes and the tax impact of stock award activities that was partially offset with the benefit related to research and development tax credits.

Liquidity and Capital Resources
As of June 30, 2025, our cash, cash equivalents and short-term investments were $41.6 million. We believe our existing cash, cash equivalents and short-term investments are sufficient to support operations through at least the next 12 months from the date of issuance of these financial statements.

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

In December 2023, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in an “at the market” (“ATM”) offerings program through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement are made under our shelf registration statement on Form S‐3 which was filed on December 8, 2023 and declared effective by the SEC on December 18, 2023. We are not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. As of June 30, 2025, $88.3 million remains available under the Sales Agreement for future sales of our common stock.

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

Cash Flow Summary

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(21,018)	$(29,214)	$8,196
Investing activities	11,421	33,050	(21,629)
Financing activities	$280	$600	$(320)

Cash from Operating Activities:

During the six months ended June 30, 2025, cash used in operating activities of $21.0 million primarily reflected our net loss of $34.1 million, changes in our operating assets and liabilities in the amount of $1.5 million, partially offset by net non-cash charges of $14.6 million which primarily included $8.3 million in share-based compensation, $9.4 million in depreciation and amortization, and a non-cash gain on sale of an ion channel asset of $3.0 million.

During the six months ended June 30, 2024, cash used in operating activities of $29.2 million primarily reflected our net loss of $32.6 million, changes in our operating assets and liabilities in the amount of $11.3 million, partially offset by net non-cash charges of $14.6 million which primarily included $11.1 million in share-based compensation, and $11.1 million in depreciation and amortization.

Cash from Investing Activities:

During the six months ended June 30, 2025, cash provided by investing activities primarily consisted of $27.3 million of proceeds from the maturity of short-term investments and $3.0 million of proceeds from the sale of an ion channel asset, partially offset by $18.6 million of cash used to purchase short-term investments.

During the six months ended June 30, 2024, cash provided by investing activities of $33.1 million primarily consisted of $50.5 million of proceeds from the maturity of short-term investments and $1.3 million from the sale of short-term investments, partially offset by $16.7 million of cash used to purchase short-term investments and $1.7 million of cash used to purchase property and equipment.

Cash from Financing Activities:

During the six months ended June 30, 2025, cash provided by financing activities was $0.3 million, which primarily consisted of proceeds from the issuance of common stock from stock plans.

During the six months ended June 30, 2024, cash provided by financing activities was $0.6 million, which primarily consisted of $2.1 million of proceeds from the issuance of common stock from stock plans, partially offset by $1.0 million of taxes paid related to the net share settlement of equity awards and $0.5 million of transaction costs.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Annual Report.

Recent Accounting Pronouncements

For the summary of recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to our financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2025, there were no material changes to our market risks from the discussion provided in Item 7A of our 2024 Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 1A. Risk Factors

The risk factors described in our 2024 Annual Report are not the only risks we face. Factors we currently do not know, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or our consolidated operating results, financial condition or cash flows. We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2024 Annual Report, except for the following:

Recent government healthcare reform and other legislative measures could adversely affect our business and results of operations.

The Trump administration has issued executive orders that address the pricing of pharmaceuticals in the United States and proposed a so-called most favored nation pricing policy, which would tie the price of drugs in the United States to the lowest price in a group of other countries. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry. Even proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

Some states are seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Changing reimbursement and pricing actions in various states have negatively affected, and may continue to negatively affect, pharmaceutical products. State legislative measures could limit the price or payment for certain drugs or could complicate the distribution of drugs.

In addition, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our partners’ sales of their products and any other product candidates that they may commercialize.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2025, none of our officers or directors adopted, modified, or terminated any such trading arrangements.

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

Date:	August 6, 2025	By:	/s/ Kurt Gustafson
Kurt Gustafson
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)