Form 10-K
period 2025-12-31
OmniAb, Inc.
filed 2026-03-04
CIK 1846253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant on June 30, 2025, was approximately $144.9 million.

As of February 25, 2026, the registrant had 144,782,647 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this report or incorporated by reference herein.

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

As of December 31, 2025, we had 107 active partners with 407 active programs using the OmniAb technology platform, including 27 OmniAb-derived antibodies in clinical development by our partners, two under regulatory review, and three approved products developed and commercialized by our partners.

Our proprietary transgenic animals, including OmniRat®, OmniChicken® and OmniMouse® have been genetically modified to generate antibodies with human sequences to streamline the development of human therapeutic candidates. OmniFlic® and OmniClic® are fixed or common light-chain rats and chickens, respectively, designed to facilitate the discovery of bispecific antibodies. OmniTaur™ provides cow-inspired antibodies with unique structural characteristics for challenging targets. OmnidAb™ is an in vivo platform for the discovery of single-domain antibodies based upon a human VH scaffold that affinity matures in a chicken host to provide functionally diverse immune repertoires. OmniUltra™ is a versatile in vivo discovery platform that extends beyond traditional antibody modalities into the peptide space, enabling multiple therapeutic applications. It generates naturally optimized human immune antibody repertoires featuring cow-inspired ultralong CDRH3 domains, unlocking novel binding modes and access to challenging targets. OmniUltra also enables the isolation of picobodies™, the smallest known natural antibody-derived binding domain (4-6 kDa), which are approximately one-third the size of a nanobody®. Our proprietary technologies are joined with and leverage OmniDeep™, which is a suite of in silico, artificial intelligence (“AI”) and machine learning tools for therapeutic discovery and optimization that are woven throughout our various technologies and capabilities. Additionally, we have an established core competency focused on ion channels and transporters that further differentiates OmniAb’s technology and creates opportunities in many important and emerging target classes. OmniAb technologies can be leveraged for the discovery of a variety of next-generation antibody-based therapeutic modalities, including bi- and multi-specific biologics, antibody-drug conjugates, CAR-T therapies, targeted radiotherapeutics, peptides and many others.

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

OmniAb Technologies

TECHNOLOGY OFFERINGS ADDRESSES THE MOST CRITICAL CHALLENGES OF ANTIBODY DISCOVERY

Create

Create Diverse Repertoires of High-Quality Antibodies

Antigen Design & Proprietary Reagents

OmniRat OmniChicken OmniMouse

Robust Antibodies for Any Target

OmniFlic OmniClic

Bispecific Antibody Generation

OmnidAb OmniTaur OmniUltra

Novel Scaffolds

Screen

Screen Millions of Cells to Find Potential Therapeutic Candidates

xPloration

High-Throughput Single Cell Screening

Deliver

Further Characterize, Select and Optimize the Right Therapeutic Candidate

- *Custom Bioinformatics*
- *Next Generation Sequencing (NGS) Hit Expansion*

- *Comprehensive Binding Characterization*
- *Proprietary Functional Ion Channel Assays*

- *Fc-Silencing Technology (STR)**

OmniDeep *Suite of in silico tools for discovery and optimization that are woven throughout our various technologies and capabilities. Includes structural modeling, large multi-species antibody databases, molecular dynamics simulations, AI, and machine and deep learning sequence models, and more*

*OmniAb entered into an agreement with mAbsolve Ltd. for STR, mAbsolve's Fc-silencing platform technology, which provides OmniAb with non-exclusive, sublicensable right to incorporate the STR technology with antibodies that have been generated using OmniAb's antibody discovery platform.

Technologies within the OmniAb platform improve the productivity and efficiency of critical steps of the discovery process:

•Create Diverse Antibody Repertoires. We believe that generating large and diverse repertoires of naturally optimized antibodies increases the chances of discovering the antibody with the most desirable therapeutic characteristics. We leverage computationally powered antigen design to tackle challenging therapeutic targets. Antigens can be prepared in specific conformations using protein or small molecule chaperones. This variety of protein antigen formats enhances the likelihood of generating robust immune responses with desired specificities from any OmniAb antibody platform. Antigen production is integrated with our therapeutic antibody discovery platform, providing access to high-quality membrane protein antigens for immunization campaigns. We have assembled and developed a suite of transgenic animal and antigen technologies that are designed to generate a large and diverse pool of high-quality antibodies. At the heart of the OmniAb technology platform is the Biological Intelligence of our proprietary transgenic animals that have been genetically modified to generate antibodies with human sequences which are naturally optimized through in vivo affinity maturation. We offer the industry a multi-species platform, designed to address a wide range of biological challenges encountered by our partners in their antibody discovery efforts. We combine our transgenic animals with our proprietary antigen technology and immunization techniques to generate high-quality antibodies for even the most difficult biological challenges, including but not limited to difficult and complex targets such as ion channels, G protein-coupled receptors (“GPCRs”), transporters, and other transmembrane proteins.

The various OmniAb animal-based technologies are depicted in the figure below.

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

Our team of world-renowned scientists uses a variety of gene editing techniques to alter the genomes of animals to produce antibodies that use human sequences, while retaining the animal’s ability to produce a strong immune response to a specific target antigen. We then set up multiple breeding colonies of our genetically modified animals for use in partners’ discovery efforts. While there are several commercially available options when considering transgenic mice, OmniAb is the only platform that includes transgenic mouse, rat and chicken technologies, in addition to a cow antibody humanization technology. Each animal has unique and complementary characteristics that address key challenges in antibody discovery.

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

OmniAb’s AI-powered xPloration uses microcapillary plates with approximately 1.5 million capillaries to screen individual secreting B cells. Automated imaging and AI algorithms identify B cells with desired binding profiles, and a rapid laser-based recovery process efficiently retrieves B cells for sequencing and expression cloning. xPloration enhances antibody discovery for partner campaigns using the entire suite of OmniAb transgenic animals and is designed to optimize discovery efficiency through new functional screening assays and large-scale repertoire mining. The process can screen up to tens of millions of cells and recover thousands of paired sequences within only a few hours.

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

Our Partnership Business Model

We partner with pharmaceutical and biotechnology companies and leading academic institutions that vary in size, geography and therapeutic focus. Our partners gain access to wide repertoires of antibodies and state-of-the-art screening technologies designed to enable efficient discovery of next-generation novel therapeutics and deliver high-quality therapeutic antibody candidates for a wide range of diseases. Our partners can select a biological target to treat a disease and define the antibody properties needed for therapeutic development or use certain of our technologies directly in their own laboratories.

Our license agreements with pharmaceutical and biotechnology partners generally include: (i) upfront or, in some instances, annual payments for technology access; (ii) payments for performance of research services; (iii) downstream payments in the form of preclinical, intellectual property, clinical, regulatory, and commercial milestones; and (iv) royalties on net sales of our partners’ products, if any. License agreements with academic institutions are typically structured with revenue sharing. We succeed when our partners are successful, and our agreements are structured to align economic and scientific interests. Our license agreements typically include reporting requirements, which provide us updates from our partners on the status of their programs. In addition, we track our active partnered programs by reviewing our partners’ public announcements and maintaining close communications with our partners to the extent possible. In some instances, a partner may not publicly announce milestones, in which case, we would be generally dependent on our partner to track, report and disclose milestones at the time of achievement. Our license agreements typically grant a perpetual license to our technology and are typically terminable by our partners without penalty with specified notice. However, all milestone payments and royalties survive termination and continue with respect to any OmniAb-derived antibodies. The royalty term is generally the longer of 10 years from the first commercial sale or through the last expiration in any jurisdiction of the patents covering such OmniAb-derived antibody. Importantly, our royalty term is typically linked to the patents that our partners file related to the antibody discovered using our technology, which both lengthens and diversifies the royalty streams we receive. Our typical royalty rates for antibody discovery contracts are currently in the low- to mid-single digits and can vary depending on other economic terms in the agreement. Although our license agreements with pharmaceutical and biotechnology partners typically include technology access fees, milestone payments and royalties, each agreement is negotiated separately and as a result, the financial terms and contractual provisions vary from agreement to agreement. By providing a full suite of antibody discovery technologies with streamlined economics, we believe we offer an attractive option to the industry.

We believe the long-term value of our business will be driven by royalties given that such payments are based on global sales of potential future partner programs, which generally provide for larger and recurring payments as compared to technology access, research fees and milestone payments. We believe our revenue will be materially driven by milestones and services in the shorter term, and by royalties in the longer term, from our partnered programs. However, there is significant uncertainty in timing and likelihood of reaching marketing authorization in drug discovery and development, and we cannot be certain when, if at all, royalty payments will be a material portion of our revenue. Furthermore, we do not control the progression, clinical development, regulatory strategy or eventual commercialization of programs discovered using our platform, and as a result, we are dependent on our partners’ efforts and decisions with respect to such programs.

Key Business Metrics

The below graph shows the growth in active partners, active programs and clinical programs and the number of programs that have entered clinical trials. As of December 31, 2025, there were 407 active programs. An active partner is one that has rights to an active program or has executed a license agreement in advance of initiating an active program. A partner is removed from the metric when the partner informs us they are terminating their license or they are no longer in business. An active program is one in which research work has commenced or where an antigen is introduced into our animals and remains so as long as the program is actively being developed or commercialized. Active programs also include active clinical programs and approved products. Active clinical programs represents the number of unique programs for which an Investigational New Drug Application or equivalent under other regulatory regimes has been filed based on an OmniAb-derived antibody and which are in clinical development by our partners. Approved products represents an OmniAb-derived antibody for which our partner has received marketing approval.

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

The evolutionary divergence of different species has resulted in some animals developing unique mechanisms that increase their immune systems’ effectiveness against certain antigens. Each species has a unique way of combining antigen recognition, diversification mechanisms, and distinct structural features that support survival in the face of persistent exposure to evolving environmental threats. Our multi-species platform harnesses these complimentary mechanisms for generating antibody diversity, while maintaining the naturally optimized genetic sequences needed to produce high-quality, therapeutic antibodies that fit the needs of almost any discovery campaign.

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

Our Strategy

Our mission is to enable the rapid development of innovative therapeutics by pushing the frontiers of drug discovery technologies. We pursue this mission by developing and licensing cutting edge discovery and screening technology and by being the partner of choice for pharmaceutical and biotechnology companies and academic institutions. Our strategy to accomplish this includes the following:

•Enable discovery of high-quality antibody and other target-binding protein candidates through our platform. We have a technologically differentiated platform that provides our partners with end-to-end antibody discovery technology or capabilities, as well as customized solutions for individual steps of the antibody discovery process. We believe that pairing the power of Biological Intelligence built into our proprietary transgenic animals with our high-throughput screening technologies will continue to enable the discovery of high-quality, fully human antibody therapeutic candidates for a wide range of indications.

•Expand upon our existing partnerships. We have 107 active partners as of December 31, 2025, consisting of pharmaceutical, biotechnology and academic organizations, varying in size, geography and therapeutic focus. We intend to continue to identify and capture new opportunities with existing partners by building upon our trusted relationships. The quality and breadth of our platform enables our partners to succeed in new antibody discovery campaigns and has also enabled them to pursue programs that would otherwise not be pursued due to technical challenges. In addition, collaboration between our scientists and partners has expanded partners’ usage to other offerings within our technology platform, such as in silico and in vitro antibody optimization.

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

•Further our technological differentiation through intelligent expansion and innovation. We employ a methodical and deliberate approach to expanding our technology platform. Serving a broad partner base has provided us unique insight into the needs and direction of the industry, and we continue to leverage this insight for our decision-making. In recent years, we have successfully integrated a number of technology acquisitions covering antigen generation, additional animal species, deep screening capabilities, and ion channel expertise. As an example, in 2023 we launched our OmniDeep and OmnidAb technologies responding to our understanding of pharmaceutical industry needs. In 2024 we launched OmniHub, a unified interface providing partners secure access to datasets to visualize their discovery campaign data with a variety of custom tools. In 2025 we launched OmniUltra that extends our platform beyond traditional antibody modalities into the peptide space, enabling multiple therapeutic applications. In May 2025, we launched the xPloration Partner Access Program, under which our partners can purchase the xPloration instrument to enhance their capabilities in antibody discovery and development. The program includes sales of the instrument and single-use consumables and requires a license to our proprietary AI-powered software. We intend to continue to invest in enabling technologies and evaluate strategic technology acquisitions to broaden our capabilities in the antibody and other target-binding protein discovery continuum.

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

Our Technology

OmniRat

OmniRat was launched in 2012 and is the first example of a successful knock-out of the endogenous rat immunoglobulin genes coupled with transgenesis of human counterparts. OmniRat produces a diverse repertoire of antibodies with human idiotypes and immunological characteristics that are comparable to antibodies from wildtype animals. OmniRat provides cross-reactivity against mouse orthologs of human therapeutic targets, which may streamline preclinical development by obviating the need for surrogate antibodies and thereby may decrease clinical risks. The OmniRat has been engineered to contain functional recombinant immunoglobulin loci, use the full repertoire of human germline genes with similar frequency as humans, and rearrange functional human immunoglobulin genes. The animals are bred on a mixed genetic background to further diversify the antibody repertoire and feature different light chain isotypes designed to provide flexibility around partners’ needs and technology. The OmniRat shows high expression, normal human CDRH3 length distribution, and normal hypermutation and affinity maturation. As of December 31, 2025, there are three approved products based on an OmniRat-derived antibody and 21 additional programs based on an OmniRat-derived antibody in clinical development by our partners.

OmniMouse

OmniMouse was launched in 2014 and was developed using the same transgenes as OmniRat to deliver fully human antibodies utilizing standard mouse-based protocols. OmniMouse expands the sequence diversity of our rat-based platforms (OmniRat and OmniFlic), offering easy conversion from wildtype mice while utilizing the same protocols. OmniMouse produces a diverse repertoire of antibodies with human idiotypes and provides a complementary murine system for additional sequence diversity. Like OmniRat, OmniMouse is currently bred to generate a mixed genetic background to further increase sequence diversity. For partners who prefer to work with mice, OmniMouse provides a rapid solution to deliver fully human antibodies. As of December 31, 2025, there is one program based on an OmniMouse-derived antibody in clinical development by our partners.

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

Chicken Platforms - Powered by Evolution

GREATER EVOLUTIONARY DISTANCE YIELDS
GREATER IMMUNOGENICITY AND MORE ANTIBODY DIVERSITY
PRIMORDIAL TARGET GENE
Early form of gene prior to avian/mammalian evolutionary split
300 MILLION YEARS AGO
MAMMALIAN LINEAGE
~95 MILLION YEARS AGO
AVIAN LINEAGE
HUMAN ORTHOLOG
MURINE ORTHOLOG
CAMELID ORTHOLOG
BOVINE ORTHOLOG
CHICKEN ORTHOLOG

Ching et al. MAbs 2018

OmniAb

OmniChicken features a high level of functional diversity, with sequence diversity focused on the CDR regions, while maintaining conserved, well-validated human framework regions. OmniChicken antibodies bind to diverse epitopes on human targets with high affinity and additionally offer excellent developability profiles. As of December 31, 2025, there are three programs based on an OmniChicken-derived antibody in clinical development by our partners.

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

OmniFlic (Bispecific rat platform)

OmniFlic was launched in 2014 and is a fixed light-chain variation of OmniRat. While the OmniFlic transgenic rat expresses the same heavy chain transgene as OmniRat and generates diverse repertoires upon immunization, it also features the fixed VK3-15 light chain, allowing antibodies generated using these platforms to be combined to form a bispecific human antibody. As of December 31, 2025, there are three programs based on an OmniFlic-derived antibody in clinical development by our partners.

OmniClic (Bispecific chicken platform)

OmniClic was launched in 2019 and is a common light-chain transgenic chicken developed to facilitate the generation of bispecific antibodies. OmniClic was engineered to focus sequence diversity on the CDRs of the VH domain. OmniClic expresses the heavy chain and VK3-15 light chains, with a modified light chain transgene to minimize diversification.

OmnidAb (sdAb chicken)

OmnidAb was launched in 2023 and is a next-generation engineered chicken platform with an optimized human framework for discovering novel high-affinity single-domain antibodies ("sdAbs") that have favorable developability profiles without requiring additional engineering steps. Unlike conventional IgG heavy chains, OmnidAb is designed to express antibodies comprised solely of heavy chains, devoid of light chains. In addition to other unique benefits and uses, sdAbs can be used to target novel epitopes as well as generate bispecific and multispecific antibodies. Small formats enable convenient routes of administration (inhalable and oral), penetration to the brain/CNS and fast clearance, and compatibility with the decay half-life of radio-isotopes used in imaging, diagnostics, and radiotherapy. sdAbs can be assembled into various formats to “fit the biology” of a desired application, with various examples provided in the figure below. As of December 31, 2025, there is one program based on an OmnidAb-derived antibody in clinical development by our partners.

OmniUltra
OmniUltra was launched in 2025 and is the industry’s first and only transgenic chicken engineered to express ultralong CDRH3 domains on a human antibody framework. OmniUltra is a versatile in vivo discovery platform that extends beyond traditional antibody modalities into the peptide space, enabling multiple therapeutic applications. It generates naturally optimized human immune antibody repertoires featuring cow-inspired ultralong CDRH3 domains, unlocking novel binding modes and access to challenging targets. OmniUltra also enables the isolation of picobodies™ the smallest known natural antibody-derived binding domain (4–6 kDa), which are approximately one-third the size of a nanobody®. OmniUltra is designed to deliver pre-optimized specificity, affinity, and structural stability, streamlining hit-to-lead identification. By generating both antibodies and picobodies, it is ideal for applications such as bispecifics, multispecifics, CAR-T, radioligands and stand-alone peptide therapeutics.

OmniTaur

OmniTaur was launched in 2020 and provides cow-derived ultralong CDRH3 antibodies with a human framework. CDRH3 is the region of the antibody that makes primary contact with the target and ultralong CDRH3 antibodies have been shown to bind to targets with deep or cryptic epitopes. We believe these antibodies could be leveraged for a variety of targets with epitopes which may be difficult to reach with conventional antibodies, including ion channels, transporters, and viral proteins. As depicted in the figure below, OmniTaur features a fully human variable framework, and an ultralong CDRH3 region, which we believe makes OmniTaur antibodies well suited for targeting unique, disease-relevant epitopes.

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

xPloration Partner Access Program

In May 2025, we launched the xPloration Partner Access Program, under which our partners can purchase the xPloration instrument to enhance their capabilities in antibody discovery and development. The program includes sales of the instrument and single-use consumables and requires a license to our proprietary AI-powered software.

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

Due to these challenges in developing effective therapeutics towards these targets, patients suffering from ion channel and transporter related diseases are severely underserved. We have extensive and differentiated capabilities focused on ion channels and transporters, and decades of experience in novel drug discovery from screening to lead optimization, with an active set of big pharma discovery and asset-based partnerships. The differentiated core capabilities within our ion channel discovery team can provide novel reagent generation and proprietary assays that can also support antibody discovery programs and can be accessed by partners when pursuing ion channels and transporter targets. We believe we are well positioned to provide the tools necessary to discover antibodies and small molecules to target ion channels and transporters. Our computational antigen design technology has been validated in successfully generating, stabilizing, and purifying natively-folded antigen for these targets and our multi-species transgenic animal platform is validated in successfully generating antibodies for poorly immunogenic, high homology, and cryptic targets.

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

Competition

The market for technologies that enable the discovery and development of therapeutic antibodies, such as ours, is global, characterized by intense competition and subject to significant intellectual property barriers. The solutions and applications offered by our competitors vary in size, breadth and scope, and given the broad promise of antibody therapeutics, we face competition from many different sources. These include companies with transgenic animal platforms and other antibody discovery solutions, single-cell screening technologies and antibody engineering technologies. They employ various business models, such as developing internal therapeutic pipelines, investing financially in partner programs, licensing technology, and selling instruments and devices. We also face competition from integrated contract research organizations that use traditional hybridoma, phage, and yeast display technologies in discovery. Due to the significant interest and growth in antibody therapeutics more broadly, we expect the intensity of this competition to increase.

We seek to provide our partners with the most advanced technologies for antibody drug discovery, including transgenic animal platforms, single-cell screening technologies and antibody engineering technologies. Many emerging and established life sciences companies have been built around technologies that focus on one or a limited number of these steps. Examples include:

•in discovery using genetically-engineered rodents, we face technical competition from companies that provide access to similar technologies, such as AbCellera Biologics Inc., Ablexis LLC, Alloy Therapeutics, Inc., Biocytogen Pharmaceuticals (Beijing) Co., Ltd., Nona Biosciences, Leveragen, Inc., Regeneron Pharmaceuticals, Inc. and Twist Bioscience Corporation;

•in the field of single-cell screening, we face technical competition from companies that provide access to similar technologies, such as AbCellera Biologics Inc., Bruker Corporation, DPBIO, Inc., Sartorius AG, and Fluidic Sciences Ltd; and

•in ion channel drug discovery, we face technical competition from companies that provide similar technologies, or biological expertise, such as Charles River Labs Inc., Evotec SE, Metrion Biosciences Ltd., and WuXi AppTec.

We also face direct business competition from companies that provide antibody discovery services using technologies such as hybridoma and display. In addition, we compete with a variety of fee-for-service contract research organizations that provide services, in most cases using legacy technologies, that compete with one or more technologies in our platform.

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

Patents are issued or pending for the technology families described below. The scope and type of patent protection provided by each patent family is defined by the claims in the various patents. Patent term may vary by jurisdiction and depend on a number of factors including potential patent term adjustments, patent term extensions, and disclaimers, and patent terms referenced below do not take into consideration such adjustments, extensions, or disclaimers. The patents and patent applications referenced below are in each case, as of February 28, 2026.

Technology Platform

Transgenic Animals

Our transgenic animal therapeutic antibody platforms, including OmniRat, OmniMouse and OmniChicken, produce naturally optimized antibodies with human sequences in animals. Our OmniAb antibody platform patent portfolio includes patents and applications obtained upon the acquisition of OMT in January 2016 and Crystal Bioscience in October 2017. We own patents directed to OmniAb animals and related inventions, including 29 issued patents in the United States, eight issued patents in Europe, seven issued patents in Japan, five issued patents in China, and counterpart patents granted in other countries. These patents include:

•four U.S. patents directed to rodent germ cells, transgenic rodents, methods of generating transgenic rodents, and antibodies produced from transgenic rodents, and foreign counterparts including in Europe, Japan, China, and Canada, all having an expiration date in 2028 without accounting for potentially available patent term adjustments and extensions or disclaimers;
•six U.S. patents directed to transgenic animals including chickens, B cells isolated from transgenic chickens, and methods of producing antibodies, all having an expiration date in 2030 without accounting for potentially available patent term adjustments and extensions or disclaimers;
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
•three U.S. patents directed to transgenic chickens, and foreign counterparts in Europe, Japan, and Canada having an expiration date in 2039 without accounting for potentially available patent term adjustment and extensions or disclaimers; and
•two U.S. patent directed to transgenic chickens having an expiration date in 2039 without accounting for potentially available patent term adjustment and extensions or disclaimers; and
•one U.S. patent directed to transgenic chickens, B cells isolated from transgenic chickens, and methods of producing antibodies and a foreign counterpart in Japan both having an expiration date in 2039 without accounting for potentially available patent term adjustment and extensions or disclaimers.

We also own nine pending U.S. patent applications, eight pending European patent applications, six pending Japanese patent applications, one pending Chinese patent applications, and counterpart patent applications pending in other countries, all relating to our transgenic animals. Any patents issuing from these applications are expected to expire between 2028 and 2039, without accounting for potentially available patent term adjustments and extensions or disclaimers. We also own several pending international patent applications as well as issued U.S. patents and pending applications, and foreign counterparts pending and issued in other countries, relating to novel antibodies generated with our transgenic animal platforms. Our partners who use the OmniAb patented technology to generate novel antibodies may be entitled to separate, additional patent protection on such antibodies.

Antigen Design

Through the Ab Initio acquisition in 2019, we obtained an exclusive license from Stanford University directed to screening methods using transmembrane and cell-surface proteins and related compositions and kits. This licensed portfolio includes four issued patents in the U.S., issued patents in China and Japan, and a pending application in Japan. The patents and application in the licensed portfolio are expected to expire in 2034 and 2035, without accounting for potentially available patent term adjustments and extensions or disclaimers.

Engineered Antibodies

The acquisition of Taurus Biosciences in 2020 added technologies for discovery and humanization of antibodies from immunized cows or cow-derived libraries, and bovinized human antibodies comprising ultralong CDRs and sequences derived therefrom to our platform technology platform. These antibodies feature some of the longest CDRH3s of any species, with unique genetic and structural diversity that can enable binding to challenging antigens with application in therapeutics, diagnostics and research. Through this acquisition, we own issued patents and pending patent applications relating to screening methods and antibody engineering. Our patent portfolio includes five issued U.S. patents and one pending U.S. application, one granted European patent, three granted patents in Japan, one granted patent and one pending patent application in China, and other foreign counterparts. These patents and applications are directed to methods of generating combinatorial human antibody libraries, methods of affinity maturation of antibodies, humanized antibodies with ultralong CDRs, and bovinized human antibodies comprising ultralong CDRs. The patents and applications in our portfolio are expected to expire between 2029 and 2034, without accounting for potentially available patent term adjustments and extensions or disclaimers. We also have an exclusive license from The Scripps Research Institute to technology related to ultralong CDRH3s. This licensed portfolio includes three issued patents in the U.S., one issued patent in Europe, and one issued patent in Japan, as well as three pending applications in Japan and one in China. These licensed patents have an expected expiry date in 2033, without accounting for potentially available patent term adjustments and extensions or disclaimers.

OmniAb has an exclusive license from the Applied Biomedical Science Institute to a family of patent applications relating to the Picobody® technology. The exclusive license is granted pursuant to a Collaborative Research Agreement in order to further the joint research activities contemplated therein related to the Picobody technology. Picobodies® are very small immunoglobulin-based binding moieties that can be derived from cow antibodies containing ultralong CDRH3 domains. These licensed applications have an expected expiry date in 2042, without accounting for potentially available patent term adjustments and extensions or disclaimers.

B cell screening

Our xPloration screening technology, obtained through acquisition of xCella Biosciences in 2020, includes a microcapillary platform for high-throughput, automated screening of single B cells for specificity and bioactivity. The patent portfolio includes seven issued patents in the U.S., three granted European patents, one issued patent in China, and seven issued patents in Japan, as well as five pending U.S. patent applications, three pending European patent applications, three pending Chinese patent applications, and counterpart patent applications issued and pending in other countries. These patents and applications are directed to methods and apparatus. The patents and applications in our portfolio are expected to expire between 2036 and 2040, without accounting for potentially available patent term adjustments and extensions or disclaimers. In addition, the portfolio includes three international patent applications and one U.S. design application which are expected to expire between 2040 and 2046. We also have a non-exclusive license from Stanford University to two patent families relating to methods for extracting samples from microcapillary arrays, which together include five issued patents in the U.S., two issued patents in Europe, four issued patents in Japan, two issued patents in China, and pending applications in China. These licensed patents and applications have an expected expiry date in 2033 and 2036, without accounting for potentially available patent term adjustments and extensions or disclaimers.

We also have two U.S. patents directed to our GEM assay, including gel microdrops, their use, and their method of manufacture, and foreign counterparts including in Europe, Japan, and Canada, all having an expiration date in 2029 without accounting for potentially available patent term adjustments and extensions or disclaimers.

Ion Channel Platform

In 2020, we acquired the core assets of Icagen, an early-stage drug discovery company focused on ion channel and transporter targets. Our ion channel platform has issued patents and pending patent applications directed to x-ray fluorescence-based detection of binding events and transport across barriers and related inventions, including 24 issued patents in the United States, seven issued patents in Europe, nine issued patents in Japan, and three issued patents in China. The portfolio also includes four pending U.S. patent applications, three pending European patent applications, and pending applications in China and Japan. These patents and applications are directed to methods and apparatus, and additional pending applications are directed to biological targets. The patents and applications in our ion channel portfolio are expected to expire between 2027 and 2045, without accounting for potentially available patent term adjustments and extensions or disclaimers.

Trademarks

We also use trademark rights to protect our brand. As of February 28, 2026, we own a total of 29 registered United States trademarks, seven pending United States trademarks, 166 registered foreign trademarks in various countries including China, the European Union, and Japan, and 26 pending foreign trademarks in various countries around the world. Our trademarks include our company name OMNIAB and product-specific names such as OMNICHICKEN, OMNICLIC, OMNIFLIC, OMNIDAB, OMNIMOUSE, OMNIRAT, OMNITAUR, and OMNIULTRA, platform technology names such as ICAGEN, OMNIDEEP, PICOBODY, PICOBODIES, XPLORATION and XRPRO®, as well as slogans and marketing taglines such as “ABSOLUTELY OMNIAB®,” “BIOLOGICAL INTELLIGENCE,” and “NATURALLY OPTIMIZED HUMAN ANTIBODIES®.”

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

Human Capital Resources

As of December 31, 2025, we have 89 employees, including 63 employees engaged in research and development, and 29 employees with Ph.D. degrees. Our business development team has four dedicated professionals and our marketing team has one dedicated professional. These business development and marketing functions are complemented with research and development staff attending a variety of scientific conferences, which help to increase the visibility of our technologies and our business development opportunities.

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

Available Information

Financial and other information about us is available on our website at www.omniab.com. We make available on our website, without charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may obtain copies of these documents by visiting the SEC’s website at www.sec.gov. In addition, we may use X (@OmniAbTech), and our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor our X social media account and our website, in addition to following our press releases, SEC filings, public conference calls and webcasts. These website addresses and the information accessible through our X social media account are not intended to function as hyperlinks, and the information contained in our website and in the SEC’s website is not intended to be a part of this filing.

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
•Our future success is dependent on the approval and commercialization of products developed by our partners for which we have no control over the clinical development plan, regulatory strategy or commercialization efforts.
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
•We rely on third parties to host our mouse and rat colonies and to supply equipment and materials used in our laboratory or sold to partners, and these third parties may not perform satisfactorily which could delay, prevent or impair our partnership programs and research and development efforts.
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
•Sales of a substantial number of our securities in the public market by our existing securityholders could cause the prices of our common stock and warrants to fall.

Risks Related to Our Business

Biopharmaceutical development is inherently uncertain, and it is possible that none, or very few, of the therapeutic candidates discovered using our platform that are further developed by our partners will become viable commercial products, on a timely basis or at all.

We use our platform to offer antibody drug-discovery programs to partners who are engaged in drug research and development. These partners include pharmaceutical and biotechnology companies and academic institutions of all sizes. While we receive upfront payments generated through our receipt of service revenue and technology access fees, we expect that the vast majority of the economic value of the agreements we enter into with our partners is in the downstream payments that we may receive upon achievement of development milestones and royalties on sales of any approved products. As a result, our future growth is dependent on the ability of our partners to successfully develop and commercialize therapies based on antibodies discovered using our platform. Due to our reliance on our partners, the risks relating to product development, regulatory clearance, authorization or approval and commercialization apply to us derivatively through the activities of our partners. While we believe our platform is capable of identifying high-quality antibodies, there can be no assurance that our partners will successfully develop, secure marketing approvals for and commercialize any therapeutic candidates based on the antibodies discovered using our platform. As a result, we may not realize the intended benefits of our partnerships.

Neither we nor our partners are permitted to market any therapeutic candidate until we or they receive regulatory approval of a New Drug Application (“NDA”) or Biologics License Application (“BLA”) from the U.S. Food and Drug Administration (“FDA”) in the United States or until we or they receive regulatory approval from foreign regulatory authorities in other countries. Prior to obtaining such approval to commercialize a therapeutic candidate in the United States or abroad, our partners must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, European Medicines Agency (“EMA”) or comparable foreign regulatory agencies, that such therapeutic candidates are safe and effective, or in the case of biologics in the U.S., safe, pure, and potent, for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we or our partners believe the nonclinical or clinical data for any therapeutic candidates are promising, such data may not be sufficient to support approval by the FDA and other comparable regulatory authorities.

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

Our partners’ failure to effectively advance, market and sell suitable therapeutic candidates with the antibodies that are discovered using our platform could have a material adverse effect on our business, financial condition, results of operations and prospects, and cause the market price of our common stock to decline. In addition to the inherent uncertainty in drug development addressed above, our ability to forecast our future revenues may be limited.

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
•the timing and scope of any approval that may be required by the FDA, EMA, comparable foreign authorities or any other regulatory body to commercialize therapeutic candidates that are developed based on antibodies or other drugs discovered using our platform;
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

Our future success is dependent on the approval and commercialization of products developed by our partners for which we have no control over the clinical development plan, regulatory strategy or commercialization efforts.

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

For example, in December 2023, we entered into an Open Market Sale Agreement (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million through the Sales Agent (the “ATM Offering”). Sales of our common stock made pursuant to the Sales Agreement, are made under our shelf registration statement on Form S‐3 which was filed on December 8, 2023 and declared effective by the SEC on December 18, 2023. However, there can be no assurance that the Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by the Sales Agent or us at any time. For the year ended December 31, 2024, we sold 2,771,192 shares of our common stock under the ATM Offering, for net proceeds of $11.4 million, after deducting commissions. For the year ended December 31, 2025, we sold no shares of common stock under the ATM Offering.

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

In recent periods, a limited number of partners accounted for a significant portion of our revenue. For the years ended December 31, 2025 and 2024, three of our partners accounted for 37% and 35% respectively, of our revenue, and 27 and 30 partners accounted for the remaining 63% and 65%, respectively, of our revenue. While moving forward we expect to diversify the number of partners and programs, in the near term these partners represent a large portion of potential revenue. Our license agreements are typically terminable by our partners without penalty with specified notice, which would terminate their access to our technology platform, although we would retain downstream economics on any OmniAb-derived antibody. As a result, if we fail to maintain our relationships with these partners or if these partners discontinue their programs, our future results of operations could be materially and adversely affected.

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

Historically, we have incurred net losses, as reported on a consolidated basis. For the years ended December 31, 2025 and 2024, our revenue was $18.7 million and $26.4 million, respectively. For the years ended December 31, 2025 and 2024, our net loss was $64.8 million and $62.0 million, respectively. We expect to continue to incur losses for the foreseeable future as we invest in research and development activities to improve our OmniAb technology platform and market and sell our technologies to existing and new partners.

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

To manage our anticipated growth, we must continue to implement and improve our managerial, operational and financial systems, invest in our facilities and continue to recruit and train qualified personnel. Also, our management team may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing our growth. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, and our ability to develop and commercialize our platform and compete effectively, will depend, in part, on our ability to effectively manage increased program demand and the growth in our operations.

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

•in the field of single-cell screening, we face technical competition from companies that provide access to similar technologies, such as AbCellera Biologics Inc., Bruker Corporation, DPBIO, Inc., Sartorius AG, and Fluidic Sciences Ltd; and

•in ion channel drug discovery, we face technical competition from companies that provide similar technologies, or biological expertise, such as Charles River Labs Inc., Evotec SE, Metrion Biosciences Ltd., and WuXi AppTec.

We also face direct business competition from companies that provide antibody discovery services using technologies such as hybridoma and display. In addition, we compete with a variety of fee-for-service contract research organizations that provide services, in most cases using legacy technologies, that compete with one or more technologies in our platform.

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

Furthermore, the application of AI tools across R&D workstreams is an evolving landscape in the biotechnology industry and the implications of such use to our business and our industry remains uncertain.

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

In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Certain of our competitors may be able to secure key inputs from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to technology platform development than we can. If we are unable to compete successfully against current and future competitors, we may be unable to increase market adoption and sales of our platform, which could prevent us from increasing our revenue or sustaining profitability.

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our or our partners’ ability to sell our products profitably.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032.

Further, heightened governmental scrutiny is likely to continue over the manner in which pharmaceutical manufacturers set prices for their marketed products, which has already resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). The Centers for Medicare & Medicaid Services has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect sales of any product candidate that our partners or we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the United States. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our and our partners’ ability to receive adequate revenues for our or their products. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the United States that is based on drug prices outside the United States would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

Moreover, individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price reporting, and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects.

We expect that additional U.S. federal or foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government or foreign governments will pay for healthcare products and services, which could result in reduced demand for our or our partners’ products and therapeutic candidates, if approved, or additional pricing pressures. If efforts to contain the price of biopharmaceutical products are successful, the magnitude of milestone payments and royalties we would expect to receive in connection with our partners’ future prioritization and investment in developing novel biologics may be impacted. For instance, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted in the EU. This regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e., oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. This regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

U.S. legislation, sanctions, tariffs, trade restrictions and other foreign regulatory requirements could increase costs and adversely impact the supply of material from foreign CROs and CMOs to us and our partners or our partners’ ability to secure government commitments to purchase potential therapies.

We and/or our partners or potential partners currently and may in the future rely on foreign CROs and CMOs, such as WuXi Biologics. Such foreign CROs and CMOs may be subject to U.S. legislation, sanctions, tariffs, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us or our partners or potential partners, delay the procurement or supply of such material or have an adverse effect on our or our partners’ or potential partners’ ability to secure significant commitments from governments to purchase potential therapies. For example, the U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veteran Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. This and similar laws could have the potential to materially restrict the ability of U.S. biopharmaceutical companies like us or our partners to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. In addition, changes by the United States and foreign governments in trade policies including the imposition of higher tariffs on imports into the United States and other governmental regulations affecting trade between the United States and other countries where we and/or our partners conduct business, and any retaliatory actions by other governments, could increase costs, impact the supply of materials and adversely impact our business, financial condition and results of operations.

We rely on a limited number of suppliers for equipment and materials used in our laboratory or sold to partners and may not be able to find replacements or immediately transition to alternative suppliers.

We rely on a limited number of suppliers, or in some cases single suppliers, to provide certain consumables and equipment that we use in our laboratory operations or sell to partners, as well as reagents and other laboratory materials involved in the development of our technology. Fluctuations in the availability and price of such materials and equipment could have an adverse effect on our ability to meet our technology development goals with our partners or fulfill sales of equipment or consumables to our partners and thus our results from operations as well as future partnership opportunities. An interruption in our laboratory operations, technology transfer or sales could occur if we encounter delays, quality issues or other difficulties in securing these consumables, equipment, reagents or other materials, and if we cannot then obtain an acceptable substitute. In addition, while we believe suitable additional or alternative suppliers are available to accommodate our operations, if needed, any transition to new or additional suppliers may cause delays in our processing of samples or development and commercialization of our technology. Any such interruption could significantly affect our business, financial condition, results of operations and reputation.

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

Our success depends in part on our continued ability to attract, retain, manage, and motivate highly qualified management, scientific and engineering personnel, and we face significant competition for experienced personnel. We are highly dependent upon our senior management, as well as our senior scientists and engineers and other members of our management team. The individual and collective efforts of these employees will be important as we continue to develop and market our platform and technology. The loss or incapacity of existing members of our senior management team could adversely affect our operations if we experience difficulties in hiring qualified successors. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

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

Operating as a public company makes it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage in the future. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board, our Board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, financial condition, results of operations and prospects.

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

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Additionally, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Further, to the extent our employees are working remotely, additional risks may arise as a result of depending on the networking and security in place in the remote environments. Moreover, because the tools and techniques – including artificial intelligence – used to obtain unauthorized access to, infiltrate, or sabotage systems change frequently and often are not recognized until after they occur, we may be unable to anticipate these exploits or implement adequate preventative measures. We may experience security breaches that may remain undetected for an extended period. Our third-party service providers and partners are also subject to these heightened risks. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack, damage and interruption from diverse threat actors and attack vectors, including viruses or other malware (e.g. ransomware), malicious code, misconfigurations, bugs (or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) information technology systems, products or services), natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and confidential information.

We and our third-party service providers and partners are from time to time subject to cyberattacks and security incidents that threaten the confidentiality, integrity and availability of our information technology systems and confidential information. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services.

If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any security compromise affecting us, our service providers, partners, other contractors, consultants, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We may also be exposed to a risk of loss or litigation (including class actions) and potential liability, which could materially and adversely affect our business, results of operations or financial condition. Additionally, although we maintain cybersecurity insurance coverage, we cannot be certain that such coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

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
•the U.S. Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to certain financial interactions with physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse midwives), and teaching hospitals, as well as the ownership and investment interests of physicians and their immediate family members;
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

In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain patient health information) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have passed in other states, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, we are subject to the European Union General Data Protection Regulation (“EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”). The GDPR governs certain collection and other processing activities involving personal data about individuals in the European Economic Area (“EEA”) and United Kingdom. Among other things, the GDPR imposes requirements regarding the security of personal data, the rights of data subjects to access and delete personal data, requires having lawful bases on which personal data can be processed, includes requirements relating to the consent of individuals to whom the personal data relates, requires detailed notices for data subjects including clinical trial participants and investigators and regulates transfers of personal data from the EEA or UK to third countries that have not been found to provide adequate protection to such personal data, including the United States. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20.0 million / £17.5 million or 4% of our annual global revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies either entered into force in the United States and the EU or are expected to enter into force in 2026. In the United States, the Trump administration has rescinded an executive order relating to AI Technologies that was previously implemented by the Biden administration. The Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency has recently finalized regulations under the CCPA regarding the use of automated decision-making. Such additional regulations may impact our ability to develop, use and commercialize AI Technologies in the future. California also enacted a number of new laws that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions.

In Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive will have a material impact on the way AI is regulated in the EU. Recent case law from the CJEU has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

The value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our commercial money market account portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, in 2023 the closures of financial institutions and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may impair our ability to access capital needed to support near-term working capital needs, whether from our existing investment and deposit accounts and credit facilities or otherwise, and may lead to market-wide liquidity shortages and create additional market and economic uncertainty. Furthermore, a possible recession and continuing inflation concerns have and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments, the value of our investments may nevertheless decline, and our ability to fund our near-term and long-term working capital needs to support our business and operating plans may be adversely affected. In addition, any decline in available funding or access to our cash and liquidity resources could also result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws.

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

In addition, we cannot eliminate the risk of accidental injury or contamination from these materials or wastes, which could cause an interruption of our commercialization efforts, research and development programs and business operations, as well as environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations. In the event of contamination or injury, we could be liable for damages or penalized with fines in an amount exceeding our resources and our operations could be suspended or otherwise adversely affected. Furthermore, environmental laws and regulations are complex, change frequently and may become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. We could face criminal liability and other serious consequences for violations, which could harm our business.

We are subject to export control and economic and trade sanctions laws and regulations, such as those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council, and other export controls and sanctions regulators, as well as import laws and regulations, U.S. Customs regulations, and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities.

Our global operations expose us to the risk of violating, or being accused of violating, export controls and economic and trade sanctions laws and regulations. Our failure to comply with these laws and regulations may expose us to reputational harm as well as significant penalties, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Despite our compliance efforts and activities we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition and results of operations.

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

Any violations of the laws and regulations may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflation, increases in unemployment rates and interest rates and uncertainty about economic stability, including changes related to the U.S. and foreign governments in tariffs and trade policies affecting trade between the U.S and other countries. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. In addition, in 2023 the closures of financial institutions and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment, changes in tariffs and trade policies or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers.

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

In addition, if any pandemic or epidemic disease infects our genetically modified animals, which form the basis of our platform, or if there is an outbreak among our employees or our subcontractor’s employees who maintain and care for these animals, we and our partners may be unable to produce antibodies for development. The COVID-19 pandemic and mitigation measures had, and any emergence of variants thereof or future pandemic or epidemic disease outbreaks may have, an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition and the trading price of shares of our common stock and could impair our ability to raise capital when needed. The extent to which pandemics or epidemics diseases impact our results of operations will depend on future developments that are highly uncertain and cannot be predicted. Further, to the extent any outbreak of an epidemic disease adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section.

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

Affiliates of Avista Capital Partners own a significant equity interest in the Company and may take actions that conflict with the interests of our public stockholders.

Following the consummation of the Business Combination, the liquidation and dissolution of the Sponsor resulted in the distribution of all its assets, including our securities, to its limited partners, which are ultimately controlled by affiliates of Avista Capital Partners. Affiliates of Avista Capital Partners own 15,817,934 shares including earnout shares, or 11.0% of our outstanding common stock as of December 31, 2025. In addition, affiliates of Avista Capital Partners own warrants to purchase 11,345,489 shares of our common stock at an exercise price of $11.50 per share. The interests of such holders may not align with the interests of our public stockholders in the future. Avista Capital Partners and its affiliates are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. In addition, Avista Capital Partners may have an interest in us pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to us and our public stockholders.

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

Sales of a substantial number of our securities in the public market by our existing securityholders could cause the prices of our common stock and warrants to fall.

As of December 31, 2025, there were approximately 57,704,751 shares of our common stock registered for resale by the selling stockholders pursuant to two registration statements on Form S-3 (File No. 333-268313 (the “2023 Resale Registration Statement”) and 333-290215) (together, the “Resale Registration Statements”), consisting of (i) up to 41,097,480 shares of common stock, (ii) up to 11,345,489 shares of common stock underlying warrants with a volume-weighted exercise price of $11.50 and (iii) 5,261,782 shares of common stock issued or issuable upon the exercise of options to purchase common stock and the vesting of restricted stock units and performance restricted stock units. The number of shares registered for resale represented approximately 28.5% of our total outstanding common stock as of December 31, 2025, assuming no exercise of such warrants or options or vesting of such restricted stock units or performance stock units, or approximately 35.9% of our outstanding common stock if such warrants and options were exercised in full and such restricted stock units and performance stock units vested in full.

Such shares of common stock may be sold by the selling stockholders named in the Resale Registration Statements and as such, sales of a substantial number of shares of common stock in the public market could occur at any time. These sales by our existing securityholders, or the perception that those sales might occur, could reduce the market price of our common stock and warrants and could impair our ability to raise capital through the sale of additional equity securities. The sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price. We are unable to predict the effect that such sales may have on the prevailing market prices of our common stock and warrants.

Certain existing stockholders purchased our shares at a price below the current trading price of such shares, and may experience a positive rate of return based on the current trading price. Our future investors may not experience a similar rate of return.

The sale of all the securities being offered in either or both of the Resale Registration Statements could result in a significant decline in the public trading price of our securities. Despite such a decline in the public trading price, some of the selling securityholders under 2023 Resale Registration may still experience a positive rate of return on the securities they purchased due to the differences in the purchase prices described in the 2023 Resale Registration Statement. Additionally, even if the current trading price of our common stock is at or significantly below the price at which the units were issued in the IPO, some of the selling securityholders may still have an incentive to sell because they could still profit on sales due to the lower price at which they purchased their shares compared to the public investors. For example, the 5,750,000 Founder Shares (as defined in the 2023 Registration Statement) were initially purchased by the Sponsor at a price of $0.004 per share. Based on the closing price of our common stock on February 25, 2026 of $1.79 per share, the holders of the Founder Shares, including affiliates of the Sponsor, would experience a potential profit of up to approximately $1.786 per share, or approximately $10.3 million in the aggregate. Public securityholders may not be able to experience the same positive rates of return on securities they purchase due to the low price at which the Sponsor initially purchased the Founder Shares.

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

Warrants are exercisable for shares of common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and personal information of employees and others (“Information Systems and Data”). We design and assess our program based on the International Standards Organization’s (ISO) International standard “ISO 27001: Information security management systems”, and “ISO 27002: Code of practice for information security controls”. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the ISO standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our information technology department with the assistance of third-party service providers helps identify, assess and manage the Company’s cybersecurity threats and risks. Our information technology department identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: manual and automated cybersecurity tools such as malware scans, penetration testing, vulnerability testing such as phishing simulations and analysis of reported threats.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Vice President of Data Sciences and IT, who has prior work experience in information technology and is primarily responsible for assessing and managing our material risks from cybersecurity threats. The Vice President of Data Sciences and IT reports to our Chief Financial Officer and has over 10 years of risk management experience. Our Vice President of Data Sciences and IT is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel.

Our IT security incident response plan is designed to escalate certain cybersecurity incidents to our IT Security Council depending on the circumstances. Our IT Security Council is made up of our Chief Executive Officer, Chief Financial Officer, Chief Legal Officer and Secretary, and Vice President of Data Sciences and IT. Based on the severity and materiality of the incident, the Company’s IT security incident response plan also includes reporting to the Audit Committee of the Board of Directors for cybersecurity incidents. In addition, the Audit Committee receives regular reports from management concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them.

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

Holders of Record

As of close of business on February 25, 2026, there were 1,945 holders of record of our common stock and three holders of record of our warrants. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

Not applicable.

Unregistered Sales of Equity Securities

Other than as previously disclosed in our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the 12 months ended December 31, 2025.

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

As of December 31, 2025, we had 107 active partners with 407 active programs using the OmniAb technology platform, including 27 OmniAb-derived antibodies in clinical development by our partners, two under regulatory review, and three approved products developed and commercialized by our partners.

Our proprietary technologies are joined with and leverage a suite of in silico, artificial intelligence and machine learning tools for therapeutic discovery and optimization that are woven throughout our various technologies and capabilities. Additionally, an established core competency focused on ion channels and transporters further differentiates OmniAb’s technology and creates opportunities in many important and emerging target classes. OmniAb technologies are designed to be leveraged for the discovery of a variety of next-generation antibody-based therapeutic modalities, including bi- and multi-specific biologics, antibody-drug conjugates, CAR-T therapies, targeted radiotherapeutics, peptides and many others.

The OmniAb suite of technologies spans from Biological Intelligence-powered repertoire generation to cutting-edge antibody discovery and optimization offering an increasingly efficient and customizable end-to-end solution for the growing discovery needs of the global pharmaceutical industry.

We partner with pharmaceutical and biotechnology companies and leading academic institutions that vary in size, geography and therapeutic focus. Our partners gain access to wide repertoires of antibodies and state-of-the-art screening technologies designed to enable efficient discovery of next-generation novel therapeutics and deliver high-quality therapeutic antibody candidates for a wide range of diseases. Our partners can select a biological target to treat a disease and define the antibody properties needed for therapeutic development or use certain of our technologies directly in their own laboratories.

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

We believe the long-term value of our business will be driven by royalties given that such payments are based on global sales of potential future partner programs, which generally provide for larger and recurring payments as compared to technology access, research and milestone payments. We believe our revenue will be materially driven by milestones and services in the shorter term, and by royalties in the longer term, from our partnered programs. However, there is significant uncertainty in timing and likelihood of reaching marketing authorization in drug discovery and development, and we cannot be certain when, if at all, royalty payments will be a material portion of our revenue. Furthermore, we do not control the progression, clinical development, regulatory strategy or eventual commercialization of programs discovered using our platform, and as a result, we are dependent on our partners’ efforts and decisions with respect to such programs.

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

Metric	Active Partners	Active Programs	Active Clinical Programs and Approved Products (1)	Approved Products
December 31, 2024	91	363	32	3
Additions	21	84	4	—
Terminations	(5)	(40)	(4)	—
December 31, 2025	107	407	32	3
_____________
(1)Two of the four clinical program terminations regressed to discovery or preclinical phases and remained active programs as of December 31, 2025.

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

Results of Operations

Comparison of the Year Ended December 31, 2025 and December 31, 2024

Revenue

(Dollars in thousands)	2025	2024	$ Change	% Change
License and milestone revenue	$9,771	$13,866	$(4,095)	(30)%
Service revenue	7,263	11,949	(4,686)	(39)%
xPloration revenue	754	—	754	100%
Royalty revenue	878	576	302	52%
Total revenue	$18,666	$26,391	$(7,725)	(29)%

•License and milestone revenue fluctuates depending on the timing of new license agreements with partners and partners’ achievement of milestones. Because of these factors, license and milestone revenue could fluctuate significantly from period to period. License and milestone revenue decreased primarily due to a $1.6 million decline in milestone revenue and a $2.5 million decline in license revenue.
•Service revenue decreased primarily as a result of the completion or discontinuation of certain small molecule ion channel programs.
•In May 2025, we launched the xPloration Partner Access Program, under which our partners can purchase xPloration instruments. xPloration revenue increased as a result of the launch and the related sale of an instrument and consumables.
•Royalty revenue increased primarily due to higher net sales from partners’ product sales in China.

Costs and Operating Expenses

(Dollars in thousands)	2025	2024	$ Change	% Change
Cost of xPloration revenue	$303	$—	$303	100%
Research and development	47,754	55,110	(7,356)	(13)%
General and administrative	29,215	30,741	(1,526)	(5)%
Amortization of intangibles	12,912	17,407	(4,495)	(26)%
Other operating income, net	(2,549)	(2,365)	(184)	8%
Total costs and operating expenses	$87,635	$100,893	$(13,258)	(13)%

•Cost of xPloration revenue consists of contract manufacturing costs, material parts costs and associated freight, shipping and handling costs, royalty costs, and other direct costs related to xPloration revenue recognized in the period. During the year ended December 31, 2025, cost of xPloration revenue increased due to direct costs associated with xPloration revenue recognized during the period.

•Research and development expenses consist of (1) personnel related expenses, including salaries, benefits and share-based compensation, (2) external expenses, including third-party costs for goods and services such as lab supplies and contract research, and (3) facility and other overhead expenses, including depreciation and occupancy costs. Research and development expenses decreased primarily due to lower personnel expenses related to lower headcount and lower share-based compensation expense, and lower external expenses associated with ion channel programs and lower contract research costs. This decrease was partially offset by $3.9 million of impairment charges. During the year ended December 31, 2025, we determined that certain property and equipment related to small molecule ion channel assets was impaired. The $3.3 million impairment charge was recorded as a facility and other overhead research and development expense. Additionally, during the year ended December 31, 2025, an impairment charge of $0.6 million was recorded as an external research and development expense for the impairment of certain prepaid research technology. For the year ended December 31, 2024, there was no impairment recorded to research and development expenses.

(Dollars in thousands)	2025	2024	Change	% Change
Personnel related expenses	$23,123	$28,336	$(5,213)	(18)%
External expenses	13,276	17,698	(4,422)	(25)%
Facility and other overhead expenses	11,355	9,076	2,279	25%
Total research and development expenses	$47,754	$55,110	$(7,356)	(13)%

•General and administrative expenses decreased primarily due to lower legal fees and share-based compensation expense.
•Amortization of intangibles decreased primarily due to the write-off of the net carrying value of our finite-lived intangible assets related to the acquisition of Ab Initio of $1.2 million and the write-off of the net carrying value of $2.7 million of certain small molecule ion channel intangible assets in the prior year period. For the year ended December 31, 2025, there was no impairment of intangible assets with finite lives.
•Other operating income, net during the year ended December 31, 2025 includes a gain of $3.0 million from the sale in May 2025 of a small molecule Kv7.2 program to Angelini partially offset by a $0.3 million increase in contingent liabilities expense attributed to changes in certain ion channel programs. Other operating income, net during the year ended December 31, 2024 primarily consists of a $2.5 million reduction in contingent liabilities attributed to changes in ion channel programs.

Other Income (Expense), net

Other income (expense), net during the years ended December 31, 2025 and 2024 primarily related to interest earned on short-term investments. The decline in interest income during the year ended December 31, 2025 compared to December 31, 2024 was related to lower short-term investment balances as well as declines in interest rates. This decline was partially offset by $0.7 million of interest earned on a late milestone payment.

Income Tax Benefit

(Dollars in thousands)	2025	2024	$ Change	% Change
Loss before income taxes	$(66,294)	$(71,411)	$5,117	(7)%
Income tax benefit	1,515	9,378	(7,863)	(84)%
Net loss	$(64,779)	$(62,033)	$(2,746)	4%
Effective Tax Rate	(2.3)%	(13.1)%

Our effective tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions. The tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Our effective tax rate for the year ended December 31, 2025 differed from the federal statutory tax rate of 21.0% primarily due to an increase to our valuation allowance recorded against deferred tax assets. Our effective tax rate for the year ended December 31, 2024 differed from the federal statutory tax rate of 21.0% primarily due to non-deductible share-based compensation expense, an increase to our valuation allowance recorded against deferred tax assets, and repricing of state tax deferred liabilities, net, partially offset by the tax benefit from research and development tax credits.

Liquidity and Capital Resources
As of December 31, 2025, our cash, cash equivalents and short-term investments were $54.0 million. We believe our cash, cash equivalents and short-term investments are sufficient to support our operations through at least the next 12 months.

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
•delays or issues with any of the above, including that the risk of each may be exacerbated by tariffs or trade policies, any future pandemics or epidemic diseases, potential geopolitical instability, war, terrorism, inflation or rising interest rates;
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

In December 2023, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in an “at the market” (“ATM”) offerings program through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. We are not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. For the year ended December 31, 2024, we sold 2,771,192 shares of our common stock under the ATM program, for net proceeds of $11.4 million, after deducting commissions. For the year ended December 31, 2025, we sold no shares of common stock under the ATM program. As of December 31, 2025, $88.3 million remains available under the Sales Agreement for future sales of our common stock.

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

Cash Flow Summary

(Dollars in thousands)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(36,455)	$(39,664)	$3,209
Investing activities	6,467	37,884	(31,417)
Financing activities	$27,914	$13,020	$14,894

Cash from Operating Activities:

During the year ended December 31, 2025, cash used in operating activities of $36.5 million primarily reflected our net loss of $64.8 million for the period, adjusted by net non-cash charges of $33.3 million and a net change in operating assets and liabilities of $5.0 million. The net non-cash charges primarily consisted of share-based compensation expense of $15.8 million and depreciation and amortization expense of $21.8 million, which were partially offset by a gain on sale of an ion channel asset of $3.0 million and a $1.5 million change in deferred income taxes, net. The net change in operating assets and liabilities was primarily driven by a decrease in deferred revenue of $1.6 million, a decrease in operating lease liabilities of $2.8 million, and an increase in prepaid expenses and other current assets of $1.1 million.

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

Cash from Investing Activities:

During the year ended December 31, 2025, cash provided by investing activities of $6.5 million primarily consisted of $50.8 million of cash from the maturity of short-term investments and $3.0 million of proceeds from the sale of an ion channel asset, partially offset by $46.9 million of cash used to purchase short-term investments.

During the year ended December 31, 2024, cash provided by investing activities of $37.9 million primarily consisted of $78.0 million of cash from the maturity of short-term investments partially offset by $40.3 million of cash used to purchase short-term investments.

Cash from Financing Activities:

During the year ended December 31, 2025, cash provided by financing activities was $27.9 million, which primarily consisted of net proceeds from the issuance of our common stock in the August 2025 PIPE.

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

Revenue Recognition

The Company’s revenue is typically derived from license agreements with its partners and consists of: (i) upfront or annual payments for technology access (license revenue), (ii) payments for the performance of research services (service revenue), (iii) downstream payments in the form of preclinical, intellectual property, clinical, regulatory, and commercial milestones (milestone revenue) and (iv) royalties on net sales from our partners’ product sales (royalty revenue).

At the inception of each agreement, we determine which promises represent distinct performance obligations, for which management must use significant judgment. Additionally, at inception and at each reporting date thereafter, we must determine and update, as appropriate, the transaction price, which includes variable consideration such as development and commercial milestones. We include contingent milestone based payments in the estimated transaction price when there is a basis to reasonably estimate the amount of the payment and it is probable of being achieved. These estimates are based on historical experience, anticipated results and management’s best judgment at the time. If the contingent milestone based payment is sales-based, we apply the royalty recognition constraint and record revenue when the underlying sale has taken place. Significant judgments must be made in determining the transaction price for licenses of intellectual property. Because of the risk that products in development with partners will not reach development based milestones or receive regulatory approval, we generally recognize any contingent payments that would be due upon achievement of the development milestone or regulatory approval.
Goodwill — Impairment Assessment

Goodwill is tested annually for impairment in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than the carrying value. Events that would indicate impairment and trigger an interim impairment test include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business.

Goodwill impairment is assessed at the reporting unit level. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than the carrying amounts, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and our overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair values of our reporting units are less than the carrying amounts, then no additional assessment is deemed necessary. Otherwise, we compare the estimated fair values of the reporting units with the carrying values, including goodwill. If the carrying amounts of the reporting units exceed the fair values, we record an impairment loss based on the difference. If a quantitative assessment is performed, the evaluation includes estimates of cash flow projections and includes assumptions such as revenue growth, terminal values and discount rates. We also consider our market capitalization as a part of our analysis. We may elect to bypass the qualitative assessment in a period and proceed to perform the quantitative goodwill impairment test.

Intangible Assets and Other Long-Lived Assets — Impairment Assessments

We review intangible assets and other long-lived assets for impairment indicators on a regular basis. If indicators exist, we assess recoverability by comparing the asset group’s carrying amount to the sum of its estimated undiscounted cash flows. If the affected asset group is not recoverable, we measure and record an impairment charge for any excess carrying value. Indicators include significant declines in market capitalization, changes in expected cash flows, or utilization patterns.

Fair value estimates are based on discounted cash flows, requiring assumptions about future cash flows, timing, and discount rates reflecting risk and market participant considerations. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows.

Assumptions regarding future values and useful lives are inherently subjective and influenced by internal forecasts, business strategy and external factors such as industry and economic conditions. If actual results differ from forecasts or market capitalization declines, additional impairment charges may be required, which could materially impact net income and asset values.

During the fourth quarter of 2025, we elected to bypass the qualitative assessment and proceeded to perform the quantitative assessment. We performed a recoverability test by comparing the small molecule ion channel asset group’s carrying amount to estimated undiscounted cash flows, which indicated the carrying amount was not recoverable. As a result, we recorded a $3.3 million impairment charge related to certain ion channel property and equipment, recognized within “Research and development” expenses in the consolidated statements of operations. Fair value was determined based on estimated liquidation value, considering physical condition, functionality, and market conditions.

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

As of December 31, 2025, our cash equivalents and short-term investments primarily consisted of money market mutual funds and U.S. government and agency securities. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2025, we estimate that the increase would have resulted in a hypothetical decline of $0.1 million in the net fair value of our interest-sensitive securities.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of OmniAb, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OmniAb, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California
March 4, 2026

OMNIAB, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$25,524	$27,598
Short-term investments	28,501	31,836
Accounts receivable, net	7,390	5,272
Prepaid expenses and other current assets	3,926	3,432
Total current assets	65,341	68,138
Intangible assets, net	125,149	138,060
Goodwill	83,979	83,979
Property and equipment, net	9,428	15,492
Operating lease right-of-use assets	15,545	17,789
Restricted cash	560	560
Other long-term assets	912	1,540
Total assets	$300,914	$325,558
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,879	$2,297
Accrued expenses and other current liabilities	6,291	6,141
Current contingent liabilities	1,044	531
Current deferred revenue	3,161	2,337
Current operating lease liabilities	3,879	3,782
Total current liabilities	16,254	15,088
Long-term contingent liabilities	315	953
Deferred income taxes, net	785	2,314
Long-term operating lease liabilities	16,455	19,382
Long-term deferred revenue	—	117
Other long-term liabilities	78	86
Total liabilities	33,887	37,940
Commitments and Contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2025 and December 31, 2024; 144,308,383 and 121,599,488 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	14	12
Additional paid-in capital	433,180	388,979
Accumulated other comprehensive income	12	27
Accumulated deficit	(166,179)	(101,400)
Total stockholders’ equity	267,027	287,618
Total liabilities and stockholders’ equity	$300,914	$325,558

See accompanying notes to these consolidated financial statements.

OMNIAB, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenue:
License and milestone revenue	$9,771	$13,866
Service revenue	7,263	11,949
xPloration revenue	754	—
Royalty revenue	878	576
Total revenue	18,666	26,391
Costs and operating expenses:
Cost of xPloration revenue	303	—
Research and development	47,754	55,110
General and administrative	29,215	30,741
Amortization of intangibles	12,912	17,407
Other operating income, net	(2,549)	(2,365)
Total costs and operating expenses	87,635	100,893
Loss from operations	(68,969)	(74,502)
Other income (expense), net:
Interest income	2,660	3,106
Other income (expense), net	15	(15)
Total other income (expense), net	2,675	3,091
Loss before income taxes	(66,294)	(71,411)
Income tax benefit	1,515	9,378
Net loss	$(64,779)	$(62,033)

Net loss per share, basic and diluted	$(0.57)	$(0.61)
Weighted-average shares outstanding, basic and diluted	113,635	102,365

See accompanying notes to these consolidated financial statements.

OMNIAB, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(64,779)	$(62,033)
Unrealized net loss on available-for-sale securities	(15)	(23)
Comprehensive loss	$(64,794)	$(62,056)
See accompanying notes to these consolidated financial statements.

OMNIAB, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2024	116,859,468	$12	$353,890	$50	$(39,367)	$314,585
Issuance of common stock under stock compensation plans, net of tax	1,968,828	—	2,297	—	—	2,297
Share-based compensation	—	—	21,499	—	—	21,499
Unrealized net loss on available-for-sale securities	—	—	—	(23)	—	(23)
Issuance of common stock under ATM facility, net of commissions and issuance costs	2,771,192	—	11,293	—	—	11,293
Net loss	—	—	—	—	(62,033)	(62,033)
Balance at December 31, 2024	121,599,488	$12	$388,979	$27	$(101,400)	$287,618
Issuance of common stock under stock compensation plans	1,454,789	—	490	—	—	490
Share-based compensation	—	—	15,824	—	—	15,824
Unrealized net loss on available-for-sale securities	—	—	—	(15)	—	(15)
Issuance of common stock in private placement, net of commissions and issuance costs	21,254,106	2	27,933	—	—	27,935
ATM facility issuance costs	—	—	(46)	—	$—	(46)
Net loss	—	—	—	—	$(64,779)	(64,779)
Balance at December 31, 2025	144,308,383	$14	$433,180	$12	$(166,179)	$267,027

See accompanying notes to these consolidated financial statements.

OMNIAB, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
Operating activities:
Net loss	$(64,779)	$(62,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,754	23,583
Share-based compensation	15,824	21,499
Amortization of discounts on short-term investments, net	(858)	(1,498)
Deferred income taxes, net	(1,529)	(9,040)
Change in estimated fair value of contingent liabilities	325	(2,547)
Gain on sale of ion channel asset	(3,000)	—
Other	761	544
Changes in operating assets and liabilities, net:
Accounts receivable, net	189	(625)
Prepaid expenses and other current assets	(1,109)	642
Other long-term assets	628	645
Accounts payable, accrued expenses, and other liabilities	(231)	(2,410)
Operating lease liabilities	(2,830)	(2,436)
Deferred revenue	(1,600)	(5,988)
Net cash used in operating activities	(36,455)	(39,664)
Investing activities:
Purchases of short-term investments	(46,858)	(40,288)
Proceeds from maturity of short-term investments	50,800	78,000
Purchases of property and equipment	(565)	(1,875)
Payments of contingent liabilities	—	(400)
Proceeds from sale of short-term investments	90	2,447
Proceeds from sale of ion channel asset	3,000	—
Net cash provided by investing activities	6,467	37,884
Financing activities:
Payments of contingent liabilities	(450)	(75)
Proceeds from issuance of common stock from stock plans	489	3,257
Taxes paid related to net share settlement of equity awards	—	(960)
Proceeds from issuance of common stock in private placement, net of commissions	28,199	—
Proceeds from issuance of common stock under ATM facility, net of commissions	—	11,369
Payment of transaction costs	(324)	(571)
Net cash provided by financing activities	27,914	13,020
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,074)	11,240
Cash, cash equivalents and restricted cash at beginning of year	28,158	16,918
Cash, cash equivalents and restricted cash at end of year	$26,084	$28,158
Supplemental cash flow information:
Right-of-use assets obtained in exchange for operating lease obligations	$—	$39
Deferred revenue recorded in accounts receivable	$2,307	$732
Supplemental non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$47	$77
Transaction cost recorded in accounts payable	$—	$15

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents generally consist of bank deposits, money market funds as well as U.S. government and agency securities. The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amount presented in the consolidated statements of cash flows:

(in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$25,524	$27,598
Restricted cash	560	560
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$26,084	$28,158

Restricted cash relates to deposits for the Company’s property leases. The restriction will lapse when the related leases expire.

Short-term Investments

Short-term investments generally consist of marketable securities of commercial paper, corporate debt securities, asset-backed securities and U.S. government and agency securities. The Company classifies short-term investments as “available-for-sale” as the sale of such investments may be required prior to maturity to implement management strategies. Therefore, the Company has classified all marketable securities, regardless of contractual maturity, as current assets in the accompanying consolidated balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity until realized. The Company determines the cost of short‑term investments sold using the specific identification method.

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

Goodwill

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. During the goodwill impairment review, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than the carrying amount, including goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative assessment for the goodwill impairment test.

The Company operates in one reporting unit for the purpose of goodwill impairment testing. The assessed qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, the overall financial performance, and events affecting the reporting unit. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to the quantitative assessment. The Company will then evaluate goodwill for impairment by comparing the estimated fair value of the reporting unit to its carrying value, including the associated goodwill. To determine the fair value, the Company generally uses a combination of market approach based on OmniAb and comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. The Company’s cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. If the fair value of the reporting unit is lower than its carrying value, the Company would record an impairment loss in the period in which the determination was made.

Intangible Assets and Other Long-Lived Assets

The Company’s identifiable intangible assets are composed of acquired technologies and customer relationships. Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over the assets’ respective estimated useful life. The Company regularly performs reviews to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, the Company estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include market conditions, industry and economic trends, changes in regulations, historical and forecasted financial results, significant changes in the ability of a particular asset to generate positive cash flows, and the pattern of utilization of a particular asset.

The Company periodically reviews long-lived assets, including property and equipment, right-of-use assets and other long-lived assets, to determine whether current events or circumstances may indicate that such carrying amounts may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets is compared to the carrying value of the assets to determine whether impairment exists. If the assets are determined to be impaired, the loss is measured based on the difference between the fair value and carrying value of the respective assets. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the Company determines that events and circumstances warrant a revision to the remaining period of amortization or depreciation for a specific long-lived asset, its remaining estimated useful life will be revised, and the remaining carrying amount of the long-lived asset will be depreciated or amortized prospectively over the revised remaining estimated useful life.

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

For xPloration instruments and related consumables sold by the Company, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a right to payment, legal title must have passed to the customer, and the customer must have the significant risks and rewards of ownership. Returns for instruments sold are estimated and recorded as a reduction of revenue at the time of sale and are estimated based on historical experience and known trends. For extended warranty and service, control transfers to the customer over the term of the arrangement and revenue is recognized based upon the period of time elapsed under the arrangement.

Cost of Revenue

Cost of revenue for xPloration instruments and consumables includes costs of material parts and associated freight, shipping and handling, contract manufacturing costs, warranty services, costs of servicing instruments at customer sites, and other direct costs related to xPloration revenue recognized in the period.

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

Unbilled receivables were $0.8 million and $2.6 million as of December 31, 2025 and 2024, respectively. Deferred revenue as of December 31, 2025 is expected to be recognized within the next 12 months. Deferred revenue was $3.2 million and $2.5 million as of December 31, 2025 and December 31, 2024, respectively. During the year ended December 31, 2025, the amount recognized as revenue that was previously deferred at December 31, 2024 was $2.3 million. During the year ended December 31, 2024, the amount recognized as revenue that was previously deferred at December 31, 2023 was $7.0 million.

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

Restructuring Costs

Restructuring costs relate to cost realignment actions implemented in February and July of 2025 by the Company to optimize business operations and better align its cost structure. These costs primarily consist of severance and other employee-related expenses, including one-time termination benefits and other post-employment benefits. Termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are recognized over the requisite service period. During the year ended December 31, 2025, the Company recognized approximately $1.9 million of restructuring charges as operating expenses in the consolidated statement of operations, substantially all of which related to severance and benefit continuation costs. Workforce reductions impacted 22 employees during the year ended December 31, 2025. There were no restructuring costs incurred during the year ended December 31, 2024.

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

The following table provides a brief description of recently issued accounting standards which may impact the Company’s financial statements:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	The amendments in this ASU address investor requests for more transparency about income tax information through improvements to tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures.	Effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted.	The Company adopted ASU 2023-09 as of January 1, 2025, which did not have a material impact on its consolidated financial statements and related disclosures.
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

Concentrations of Business Risk

Revenue from significant partners, which is defined as 10% or more of total revenue, was as follows:

	Year Ended December 31,
	2025	2024
Partner A	15%	12%
Partner B	12%	(1)
Partner C	10%	(1)
Partner D	(1)	19%
Partner E	(1)	16%
Partner F	(1)	13%
_____________
(1)Represents less than 10% of total revenue.

As of December 31, 2025, amounts due from three partners exceeded 10% of gross trade receivables and accounted for 83% of net trade receivables. As of December 31, 2024, amounts due from two partners exceeded 10% of gross trade receivables and accounted for 55% of net trade receivables.

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

Financial Instruments Measured on a Recurring Basis

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	Fair Value Measurements as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$20,080	$—	$—	$20,080
Total cash equivalents	$20,080	$—	$—	$20,080

Short-term investments
Government securities	$28,501	$—	$—	$28,501
Total short-term investments	$28,501	$—	$—	$28,501

Liabilities:
Current contingent liabilities	$—	$—	$1,044	$1,044
Long-term contingent liabilities	—	—	315	315
Total contingent liabilities	$—	$—	$1,359	$1,359

	Fair Value Measurements as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$17,616	$—	$—	$17,616
Total cash equivalents	$17,616	$—	$—	$17,616

Short-term investments
Government and agency securities	$30,430	$1,316	$—	$31,746
Asset-backed securities	—	90	—	90
Total short-term investments	$30,430	$1,406	$—	$31,836

Liabilities:
Current contingent liabilities	$—	$—	$531	$531
Long-term contingent liabilities	—	—	953	953
Total contingent liabilities	$—	$—	$1,484	$1,484

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable, other assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their relatively short periods to maturity.

Available-for-Sale Securities

The Company obtains the fair value of its Level 2 available-for-sale securities from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2025 or December 31, 2024. There were no Level 2 available-for-sale securities as of December 31, 2025. The Company has not transferred any investment securities between classification levels.

Contingent Liabilities

Contingent liabilities are measured at fair valued each reporting period by using a probability weighted income approach.

A reconciliation of the Level 3 financial instruments as of December 31, 2025 and 2024 is as follows:

(in thousands)	Icagen(1)	Taurus(2)		Total
Balance as of January 1, 2024	$4,106	$400		$4,506
Payments of contingent liabilities	(75)	(400)		(475)
Fair value adjustments to contingent liabilities	(2,547)	—		(2,547)
Balance as of December 31, 2024	$1,484	$—	$—	$1,484
Payments of contingent liabilities	(450)	—		(450)
Fair value adjustments to contingent liabilities	325	—		325
Balance as of December 31, 2025	$1,359	$—		$1,359
_____________
(1)Changes in the fair values of contingent liabilities in connection with the acquisition of Icagen are recognized in Other operating income, net in the consolidated statements of operations and in the operating section of the statements of cash flows. Payments to contingent liability holders are disclosed in the financing section of the statements of cash flows.
(2)Changes in the fair values of contingent liabilities in connection with the acquisitions of Taurus are recognized in Intangible assets, net in the consolidated balance sheets. Payments to contingent liability holders are disclosed in the investing section of the statement of cash flows.

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

4. Short-Term Investments

The Company classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. The following tables summarize short-term investments as of December 31, 2025 and 2024:

	December 31, 2025
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government securities	$28,489	$12	$—	$28,501
Total short-term investments	$28,489	$12	$—	$28,501

	December 31, 2024
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government and agency securities	$31,719	$30	$(3)	$31,746
Asset-backed securities	90	—	—	90
Total short-term investments	$31,809	$30	$(3)	$31,836
The Company classified all investments with maturity dates beyond three months at the date of purchase as short-term investments in the consolidated balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. The following table summarizes available-for-sale investments by maturity as of December 31, 2025:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$28,489	$28,501
Due after one year	—	—
Total short-term investments	$28,489	$28,501

The following table summarizes the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of December 31, 2024. There were no available-for-sale investments in a gross unrealized loss position as of December 31, 2025.

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
5. Balance Sheet Account Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2025 and 2024.

	December 31,
(in thousands)	2025	2024
Prepaid expenses	1,991	2,295
xPloration related inventory	823	48
Other current assets	1,112	1,089
Total prepaid expenses and other current assets	$3,926	$3,432

Inventories are stated at the lower of cost or net realizable value and primarily consist of work‑in‑progress and finished xPloration instruments, along with related consumables. Cost for xPloration instruments is determined using the specific identification method.

Property and Equipment, Net

Property and equipment, net, consisted of the following as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Leasehold improvements	$17,745	$17,745
Lab and office equipment	10,178	9,785
Computer hardware and software	791	760
Construction in progress	46	103
Property and equipment, at cost	28,760	28,393
Less accumulated depreciation	(19,332)	(12,901)
Total property and equipment, net	$9,428	$15,492

Depreciation expense, which is included in operating expense, was $6.6 million and $4.1 million was recognized during the years ended December 31, 2025 and 2024, respectively, and was included in operating expenses.

The Company regularly assesses its business to determine whether events or circumstances exist that indicate whether the carrying amount of its long-lived assets may not be recoverable. As part of its annual impairment assessment in 2025, the Company performed a quantitative assessment. The Company performed a recoverability test by comparing the asset groups’ carrying amounts to their estimated undiscounted cash flows. The Company identified two asset groups, antibody and ion channel, and based on the impairment test, it determined the carrying value of the ion channel asset group exceeded its current and expected future cash flows, on an undiscounted basis. The fair value of the property, plant and equipment was determined based on estimated liquidation value, considering physical condition, functionality, and market conditions. As a result, the Company recorded a $3.3 million impairment charge related to certain ion channel property and equipment, which was recognized as depreciation expense within “Research and development” in the consolidated statements of operations. For the antibody asset group, the carrying value did not exceed its fair value and as a result, the Company did not perform a fair value analysis. For the year ended December 31, 2024, there was no impairment of property and equipment.

The impairment charge was determined using Level 3 inputs measured based on orderly liquidation value. Unobservable inputs for the orderly liquidation value included replacement cost estimates and assumptions regarding physical deterioration and obsolescence. Observable market sales data for comparable assets was considered for corroborative information, however, significant unobservable inputs and liquidation-specific assumptions resulted in a Level 3 fair value measurement.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Compensation	$5,788	$5,468
Professional service fees	262	324
Royalties owed to third parties	67	143
Other	174	206
Total accrued expenses and other current liabilities	$6,291	$6,141

6. Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Goodwill	$83,979	$83,979
Finite-lived intangible assets
Completed technology	233,158	233,158
Less: Accumulated amortization	(110,984)	(98,773)
Customer relationships	11,100	11,100
Less: Accumulated amortization	(8,125)	(7,425)
Intangible assets, net	$125,149	$138,060
Total goodwill and other identifiable intangible assets, net	$209,128	$222,039

Goodwill

During the year ended December 31, 2025, the Company bypassed the qualitative test and performed a quantitative assessment using a combination of an income and a market approach to determine the fair value of its reporting unit. Under the income approach, fair value was estimated using a discounted cash flow method, which incorporated cash flow projections and a discount rate. The discount rate was developed using a weighted average cost of capital and other market and industry data. Under the market approach, fair value was estimated using a guideline public company method, which incorporated market-based revenue multiples derived from comparable companies. The significant assumptions used in these approaches include projected revenue, the discount rate (inclusive of a company-specific risk premium), and selected revenue multiples, which represented significant unobservable inputs and therefore are classified as Level 3 inputs. To assess the reasonableness of the concluded fair value, the Company also performed a reconciliation to market capitalization, which included an implied control premium and other relevant market considerations.

There were no changes in the carrying amount of goodwill during the years ended December 31, 2025 and 2024.

Intangible Assets

Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of up to 20 years and is reflected within “Amortization of intangibles” on the consolidated statements of operations. Amortization expense of $12.9 million and $17.4 million was recognized for the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2024, the Company determined that certain of its finite-lived intangible assets related to the acquisition of Ab Initio in July 2019 were fully impaired, and recorded a $1.2 million write-off of the net carrying value. In addition, the Company recorded a $2.7 million impairment of certain small molecule ion channel intangible assets during the year ended December 31, 2024. The impairment charges were recorded as “Amortization of intangibles” in the consolidated statements of operations. For the year ended December 31, 2025, there was no impairment of intangible assets with finite lives.

The remaining weighted-average useful life of definite lived intangible assets is 10.1 years. At December 31, 2025, future amortization expense on intangible assets is estimated to be as follows (in thousands):

Years Ending December 31,	Amount
2026	$12,912
2027	12,912
2028	12,912
2029	12,912
2030	12,192
Thereafter	61,309
Total future amortization expense	$125,149

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

The sale qualified as a sale of a non-financial asset and the carrying value of the Purchased Assets as of May 7, 2025 was zero. Cash proceeds from the sale of $3.0 million were recorded to other operating income, net during the year ended December 31, 2025, and included as a part of income from operations in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.

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

The below tables provide supplemental cash flow and other information related to operating leases (in thousands, except for lease term and discount rate):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:	$3,782	$3,495
Right-of-use assets obtained in exchange for lease obligations:	$—	$39

	As of December 31,
	2025	2024
Weighted average remaining lease term (in years)	5.9	6.8
Weighted average discount rate	4.4%	4.3%

In addition to base rent, certain of the Company’s operating leases require variable payments. These variable lease costs include amounts relating to common area maintenance and are expensed when the obligation for those payments is incurred and are recognized as operating expenses in the consolidated statements of operations. The following table summarizes the components of operating lease expense for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Operating lease cost	$3,196	$3,192
Variable lease cost	1,534	1,798
Total lease costs	$4,730	$4,990

Future minimum lease commitments are as follows as of December 31, 2025 (in thousands):

Years Ending December 31,	Operating Leases
2026	$3,879
2027	3,980
2028	4,107
2029	3,307
2030	3,235
Thereafter	4,757
Total lease payments	23,265
Less imputed interest	(2,931)
Present value of lease liabilities	$20,334

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

8. Stockholders' Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 1,100,000,000. The total amount of authorized capital stock consists of 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of December 31, 2025, no shares of preferred stock are issued or outstanding.

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

Earnout Shares

Some of the Company’s shares of common stock are subject to certain price-based earnout triggers (the “Earnout Shares”). Earnout Shares vest based upon the achievement of certain volume-weighted average trading prices (“VWAP”) for shares of the Company for any 20 trading days over a consecutive 30 trading-day period during the five-year period following the Closing Date, with (i) 50% of such Earnout Shares vesting upon achievement of a VWAP of $12.50 per share of common stock or upon the occurrence of a change of control transaction that will result in the holders of common stock receiving a price per share in excess of $12.50, and (ii) the remaining 50% percent of the Earnout Shares vesting upon achievement of a VWAP of $15.00 per share of common stock or upon the occurrence of a change of control transaction that will result in the holders of common stock receiving a price per share in excess of $15.00. The Earnout Shares are not transferable until the vesting condition for the applicable tranche of Earnout Shares has been achieved. As of December 31, 2025, 14,999,243 Earnout Shares were issued and outstanding.

Pursuant to the Sponsor Insider Letter Agreement executed concurrently with the Merger Agreement, by and among APAC, Avista Acquisition LP II (the “Sponsor”), Legacy OmniAb and certain insiders of APAC, 1,293,299 shares of OmniAb common stock held by the Sponsor became subject to the same price-based vesting conditions as the Earnout Shares (the “Sponsor Earnout Shares”). The Sponsor Earnout Shares are accounted for as equity-classified equity instruments and recorded in additional paid-in capital as part of the Business Combination. As of December 31, 2025, 1,293,299 Sponsor Earnout Shares were issued and outstanding.

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

As of December 31, 2025, the aggregate number of shares of common stock that may be issued under the 2022 Plan was 36,426,558 shares. In addition, the number of shares of common stock available for issuance under the 2022 Plan will be annually increased on January 1 of each calendar year beginning in 2023 and ending in 2032 by an amount equal to the lesser of (i) a number equal to 5% of the fully-diluted shares on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as is determined by the Company’s board of directors.

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

At the Market Offering

In December 2023, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100.0 million in “at the market” (“ATM”) offerings through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of its common stock made pursuant to the Sales Agreement are made under its shelf registration statement on Form S‐3 which was filed on December 8, 2023 and declared effective by the SEC on December 18, 2023. The Company is not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. During the year ended December 31, 2024, 2,771,192 shares of common stock in the ATM offering were issued for net proceeds of $11.4 million, after deducting commissions. No shares of common stock in the ATM offering were issued during the year ended December 31, 2025.

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

9. Share-Based Compensation

Share-Based Compensation Expense

The Company recognized share-based compensation expense by function as follows:

	Year Ended December 31,
(in thousands)	2025	2024
General and administrative	$9,649	$10,911
Research and development	6,175	10,588
Total share-based compensation expense	$15,824	$21,499

The Company recognized share-based compensation expense by award type as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Stock options	$11,619	$14,654
Restricted stock units	3,594	5,746
Employee share purchase plan	611	485
Performance restricted stock units	—	614
Total share-based compensation expense	$15,824	$21,499

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

The fair value of each option issued was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.4%	4.3%
Expected volatility	52.7%	54.5%
Expected term (years)	6.0	6.0
Dividend yield	—%	—%

The following table summarizes stock option activity under the Company’s equity award plans:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)(1)
Outstanding at January 1, 2025	16,880,628	$6.40
Granted	4,182,888	$3.40
Exercised	(11,983)	$3.69
Cancelled/Expired	(3,100,409)	$6.44
Outstanding at December 31, 2025	17,951,124	$5.70	7.0	$87
Exercisable at December 31, 2025	11,240,823	$6.67	6.2	$5
_____________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for in the money options at December 31, 2025.

As of December 31, 2025, unrecognized stock-based compensation expense related to OmniAb options was $13.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.14 years. As of December 31, 2025, there was no unrecognized stock-based compensation expense related to Ligand options.

The aggregate intrinsic value of OmniAb options exercised by OmniAb service providers during the year ended December 31, 2025 was negligible. Cash received from OmniAb options exercised by OmniAb service providers during the year ended December 31, 2025 was also negligible.

There were no OmniAb options exercised by Ligand service providers during the year ended December 31, 2025.

Restricted Stock Units

RSUs generally represent the right to receive a certain number of shares of common stock subject to certain vesting conditions and other restrictions. RSUs generally vest over three years. The fair value of restricted stock is determined by the closing market price on the grant date.

The following table summarizes RSU activity during the year ended December 31, 2025 under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2025	1,761,208	$5.23
Granted	1,133,951	$3.30
Vested	(894,362)	$5.41
Forfeited	(371,403)	$4.67
Unvested balance at December 31, 2025	1,629,394	$3.91

As of December 31, 2025, unrecognized stock-based compensation expense related to OmniAb RSUs was $3.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.28 years.

The aggregate intrinsic value of OmniAb RSUs vested for OmniAb service providers during the year ended December 31, 2025 was $2.4 million.

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

During the year ended December 31, 2025, the PRSUs were achieved at a 158% achievement level.

The following table summarizes the PRSU activity during the year ended December 31, 2025, under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2025	94,749	$16.11
Granted	—	$—
Vested	(149,882)	$16.11
Change in units based on performance achievement	55,133	$16.11
Forfeited	—	$—
Unvested balance at December 31, 2025	—	$—

As of December 31, 2025, there is no unrecognized stock-based compensation expense related to PRSUs.

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

As of December 31, 2025, the aggregate number of shares of our common stock that may be issued pursuant to rights granted under the ESPP was 3,644,448 shares of our common stock. In addition, on the first day of each calendar year beginning on January 1, 2023 and ending on (and including) January 1, 2032, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (i) 1% of the fully diluted shares outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by the board of directors.

The fair value of ESPP shares issued to employees was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	3.8%	4.3%
Expected volatility	59.7%	55.1%
Expected term (years)	1.4	1.3
Dividend yield	—%	—%

As of December 31, 2025, there was $0.4 million of unrecognized compensation expense associated with the ESPP, which is expected to be recognized over an estimated weighted-average period of 1.00 year.

During the year ended December 31, 2025, there were 398,562 shares issued pursuant to the ESPP.

10. Income Taxes

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
(in thousands)	2025	2024
Current expense (benefit):
Federal	$—	$(364)
State	14	26
Total current expense (benefit):	14	(338)
Deferred expense (benefit):
Federal	(1,507)	(8,929)
State	(22)	(111)
Total deferred expense (benefit):	(1,529)	(9,040)
Total income tax expense (benefit)	$(1,515)	$(9,378)

In accordance with the updated disclosure requirements of ASU 2023‑09 for 2025, the reconciliation of the income tax benefit at the U.S. federal statutory rate to the provision for income taxes is as follows:

(in thousands)	2025
Tax at federal statutory rate	$(13,922)	21.0%
State and local income tax, net of federal income tax effect(1)	12	0.0%
Tax credits
Research and development credits	(1,035)	1.6%
Changes in valuation allowances	11,869	(17.9)%
Nontaxable and nondeductible items
Share-based compensation	1,104	(1.7)%
Executive compensation limitation	467	(0.7)%
Other	(10)	0.0%
Total income tax benefit and effective tax rate	$(1,515)	2.3%
_____________
(1)California state taxes comprised the majority (greater than 50 percent) of the tax effect in this category.

As previously disclosed for the year ended December 31, 2024 and prior to the adoption of ASU 2023‑09, the reconciliation of income tax benefit at the U.S. federal statutory rate to the provision for income taxes is as follows:

(in thousands)	2024
Tax at federal statutory rate	$(14,996)	21.0%
State, net of federal benefit	(1,376)	1.9%
Share-based compensation	1,207	(1.8)%
Executive compensation limitation	566	(0.8)%
Research and development credits	(904)	1.3%
Return to provision	247	(0.3)%
Change in uncertain tax positions	90	(0.1)%
State tax rate change	1,092	(1.5)%
Change in valuation allowance	4,688	(6.6)%
Other	8	—%
Total income tax benefit and effective tax rate	$(9,378)	13.1%

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are shown below. The Company assesses the positive and negative evidence to determine if sufficient future taxable income will be generated to realize the existing deferred tax assets. The Company’s evaluation of evidence resulted in management concluding that the majority of the Company’s deferred tax assets will be realized.
The Company offsets all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and presents them on its consolidated balance sheet as a non-current deferred income tax asset or liability (as applicable). For the year ended December 31, 2025, the valuation allowance increased by $13.3 million.

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$26,578	$13,302
Research credit carryforwards	4,044	2,517
Share-based compensation	7,042	7,337
Deferred revenue	29	176
Operating lease liabilities	5,026	5,388
Contingent liabilities	243	153
Capitalized research and experimental expenditures	6,741	7,956
Accrued liabilities	1,122	1,222
Other	16	544
Total deferred tax assets before valuation allowance	50,841	38,595
Valuation allowance for deferred tax assets	(18,841)	(5,526)
Net deferred tax assets	$32,000	$33,069

Deferred tax liabilities:
Identified intangibles	$(27,317)	$(28,200)
Operating lease right-of-use assets	(3,844)	(4,140)
Property and equipment, net	(1,624)	(3,043)
Total deferred tax liabilities	$(32,785)	$(35,383)

Deferred income taxes, net	$(785)	$(2,314)

The following table presents the Company's U.S. federal and state NOL and tax credit carryforwards, net of unrecognized tax benefits, which may be available to offset future income tax liabilities:

(in thousands)	December 31, 2025	Expiration Date (if not utilized)
U.S. federal NOL carryforwards	$111,409	Indefinite
U.S. state NOL carryforwards	$44,210	Various dates between 2031 and 2045
U.S. federal research and development credit carryforwards	$2,230	Various dates between 2032 and 2045
California research and development credit carryforwards	$3,076	Indefinite

Pursuant to Section 382 and 383 of the Internal Revenue Code of 1986, as amended, utilization of the Company’s net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of December 31, 2025 are net of any previous limitations due to Section 382 and 383.

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

A reconciliation of the amount of unrecognized tax benefits at December 31, 2025 and 2024 is as follows:

	December 31,
(in thousands)	2025	2024
Balance at beginning of year	$638	$569
Additions based on tax positions related to the current year	125	99
Additions (reductions) for tax positions of prior years	59	(30)
Balance at end of year	$822	$638

Included in the balance of unrecognized tax benefits at December 31, 2025 is $0.4 million of tax benefits that, if recognized would impact the effective rate. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and December 31, 2024, the Company recognized no interest and penalties. The Company files income tax returns in the United States and various state jurisdictions with varying statutes of limitations. The federal statute of limitation remains open for the 2022 tax year through the present. The state income tax returns generally remain open for the 2021 tax year through the present. Net operating loss and research credit carryforwards arising prior to these years are also open to examination if and when utilized.

Income taxes paid for the years ended December 31, 2025 and 2024 were negligible.

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

The following table outlines the basic and diluted net loss per share for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands, except per share data)	2025	2024
Net loss	$(64,779)	$(62,033)
Weighted-average shares outstanding, basic and diluted	113,635	102,365
Net loss per share, basic and diluted	$(0.57)	$(0.61)

The following table outlines common share equivalents which were excluded from the computation of diluted net loss per share, as the effect of their inclusion would be anti-dilutive or the share equivalents were contingently issuable as of each period presented:

	December 31,
	2025	2024
Options to purchase common stock issued and outstanding(1)	22,125,793	21,993,590
Earnout shares	16,292,542	16,292,542
Private placement warrants	8,233,333	8,233,333
Public warrants	7,666,667	7,666,667
Restricted stock units issued and outstanding	1,629,394	1,855,957
Forward purchase warrants	1,666,667	1,666,667
Backstop warrants	1,445,489	1,445,489
Shares expected to be purchased under employee stock purchase plan	777,620	687,515
Total anti-dilutive shares	59,837,505	59,841,760
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

The following table outlines information about segment revenues, significant segment expenses, and segment net loss for the years ended December 31, 2025 and 2024:

(in thousands)	Year Ended December 31,
	2025	2024
Revenue	$18,666	$26,391
Cost of xPloration revenue	303	—
Research and development expenses
Personnel related expenses	23,123	28,336
External expenses	13,276	17,698
Facility and other overhead expenses	11,355	9,076
Total research and development expenses	47,754	55,110
General and administrative expenses
Personnel related expenses	20,934	21,841
External expenses	7,392	7,931
Facility and other overhead expenses	889	969
Total general and administrative expenses	29,215	30,741
Amortization of intangibles	12,912	17,407
Other operating expense (income), net	(2,549)	(2,365)
Total other income, net	2,675	3,091
Income tax benefit	1,515	9,378
Net loss	$(64,779)	$(62,033)

All long-term assets are maintained in, and all net losses are attributable to, the United States of America.

13. Employee Benefit Plan

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. The Company’s matching contributions were $0.6 million for both years ended December 31, 2025 and 2024.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

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

Item 9B. Other Information
Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The other information required by this item and not set forth below will be included in our definitive proxy statement to be filed with the SEC within 120 days of December 31, 2025 in connection with our 2026 annual meeting of stockholders (“Definitive Proxy Statement”), and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1+	Agreement and Plan of Merger, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Orwell Merger Sub Inc., Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	2.1
2.2+	Separation and Distribution Agreement, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	2.2
3.1	Certificate of Incorporation of the Registrant	10-K	001-40720	March 30, 2023	3.1
3.2	Bylaws of the Registrant	8-K	001-40720	November 7, 2022	3.2
4.1	Warrant Agreement, dated August 9, 2021, between Avista Public Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40720	August 12, 2021	4.1
4.2	Assignment, Assumption and Amendment Agreement, dated November 1, 2022, by and among OmniAb, Inc., Continental Stock Transfer & Trust Company and Computershare Trust Company, N.A.	8-K	001-40720	November 7, 2022	4.2

4.3	Specimen Warrant Certificate	S-1/A	333-257177	July 28, 2021	4.3
4.4	Specimen Common Stock Certificate of OmniAb, Inc.	S-4	333-264525	September 27, 2022	4.5
4.5	Description of Registered Securities	10-K	001-40720	March 30, 2023	4.5
10.1	Private Placement Warrants Purchase Agreement, dated August 9, 2021, between Avista Public Acquisition Corp. II and Avista Acquisition LP II	8-K	001-40720	August 12, 2021	10.3
10.2#	Form of Indemnity Agreements, dated August 9, 2021, between Avista Public Acquisition Corp. II, each of its officers and directors and Avista Acquisition LP II	8-K	001-40720	August 12, 2021	10.6
10.3	Securities Subscription Agreement, dated February 12, 2021, between Avista Public Acquisition Corp. II and the Sponsor	S-1/A	333-257177	July 28, 2021	10.7
10.4	Sponsor Insider Agreement, dated March 23, 2022, by and among OmniAb, Inc., Avista Public Acquisition Corp. II, Avista Acquisition LP II and the other parties signatory thereto	S-4	333-264525	September 27, 2022	10.11
10.5†	Amended and Restated Registration and Stockholder Rights Agreement, dated November 1, 2022 by and among OmniAb, Inc., Avista Acquisition LP II and the other parties named therein	8-K	001-40720	November 7, 2022	10.7
10.6	Amended and Restated Forward Purchase Agreement, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Avista Acquisition LP II and OmniAb, Inc.	S-4	333-264525	September 27, 2022	10.12
10.7+	Amended and Restated Employee Matters Agreement, dated August 18, 2022, by and among Avista Public Acquisition Corp. II, Orwell Merger Sub Inc., Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	10.13
10.8†+	Tax Matters Agreement, dated November 1, 2022, by and among OmniAb, Inc., Ligand Pharmaceuticals Incorporated and OmniAb Operations, Inc.	8-K	001-40720	November 7, 2022	10.10
10.9#	OmniAb, Inc. 2022 Incentive Award Plan	8-K	001-40720	October 24, 2022	10.1
10.10#	Form of Stock Option Agreement under the OmniAb, Inc. 2022 Incentive Award Plan	8-K	001-40720	November 7, 2022	10.14
10.11#	Form of Restricted Stock Unit Agreement under the OmniAb, Inc. 2022 Incentive Award Plan	8-K	001-40720	November 7, 2022	10.15
10.12#	Form of Performance Stock Unit Agreement under the OmniAb, Inc. 2022 Incentive Award Plan	8-K	001-40720	November 7, 2022	10.16
10.13#	OmniAb, Inc. 2022 Employee Stock Purchase Plan	8-K	001-40720	October 24, 2022	10.2
10.14#	OmniAb, Inc. 2022 Ligand Service Provider Assumed Award Plan	8-K	001-40720	November 7, 2022	10.18
10.15#	OmniAb, Inc. 2022 OmniAb Service Provider Assumed Award Plan	8-K	001-40720	November 7, 2022	10.19
10.16#	OmniAb, Inc. Director Compensation and Stock Ownership Policy (as amended and restated effective June 1, 2023)	10-Q	001-40720	August 10, 2023	10.1
10.17#	OmniAb, Inc. Severance Plan	8-K	001-40720	November 7, 2022	10.21
10.18#	Change in Control Severance Agreement, effective November 1, 2022, between OmniAb, Inc. and Matthew W. Foehr	10-K	001-40720	March 30, 2023	10.21
10.19#	Change in Control Severance Agreement, effective November 1, 2022, between OmniAb, Inc. and Kurt A. Gustafson	10-K	001-40720	March 30, 2023	10.22
10.20#	Change in Control Severance Agreement, effective November 1, 2022, between OmniAb, Inc. and Charles S. Berkman	10-K	001-40720	March 30, 2023	10.23

10.21#	Form of OmniAb, Inc. Indemnification Agreement for Directors and Officers	S-4	333-264525	September 27, 2022	10.25
10.22+	Office/Laboratory Lease between Emery Station Office II, LLC and Ligand Pharmaceuticals Incorporated, dated June 8, 2021	S-4	333-264525	September 27, 2022	10.26
10.23†	Assignment of Lease, Consent to Assignment of Lease and First Amendment to Lease, dated for reference purposes only as of October 26, 2022, by Emery Station Office II, LLC, Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	10-K	001-40720	March 30, 2023	10.26
10.24	Open Market Sale Agreement℠, dated December 8, 2023, between the Company and Jefferies LLC	S-3	333-275966	December 8, 2023	1.2
19	Insider Trading Compliance Policy and Procedures, as amended and restated effective March 28, 2023	10-K	001-40720	March 18, 2025	19
21.1	List of Subsidiaries of OmniAb, Inc.	8-K/A	001-40720	November 7, 2022	21.1
23.1	Consent of Ernst & Young LLP					X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40720	March 25, 2024	97
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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
Date: March 4, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW W. FOEHR	President and Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2026
Matthew W. Foehr

/s/ KURT GUSTAFSON	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2026
Kurt Gustafson

/s/ JOHN L. HIGGINS	Director and Board Chair	March 4, 2026
John L. Higgins

/s/ CAROLYN R. BERTOZZI, Ph.D.	Director	March 4, 2026
Carolyn R. Bertozzi, Ph.D.

/s/ JENNIFER COCHRAN, Ph.D.	Director	March 4, 2026
Jennifer Cochran, Ph.D.

/s/ STEVE CROUSE	Director	March 4, 2026
Steve Crouse

/s/ PHILIP J. GOTWALS, Ph.D.	Director	March 4, 2026
Philip J. Gotwals, Ph.D.

/s/ STEVEN LOVE	Director	March 4, 2026
Steven Love