Form 10-Q
period 2026-03-31
OmniAb, Inc.
filed 2026-05-07
CIK 1846253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had 144,972,579 shares of common stock outstanding.

Part I – Financial Information
Item 1. Financial Statements
OMNIAB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,046	$25,524
Short-term investments	20,026	28,501
Accounts receivable, net	12,639	7,390
Prepaid expenses and other current assets	3,414	3,926
Total current assets	65,125	65,341
Intangible assets, net	119,121	125,149
Goodwill	83,979	83,979
Property and equipment, net	9,021	9,428
Operating lease right-of-use assets	15,049	15,545
Restricted cash	560	560
Other long-term assets	795	912
Total assets	$293,650	$300,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,652	$1,879
Accrued expenses and other current liabilities	4,031	6,291
Current contingent liabilities	1,002	1,044
Current deferred revenue	2,941	3,161
Current operating lease liabilities	3,940	3,879
Total current liabilities	13,566	16,254
Long-term contingent liabilities	37	315
Deferred income taxes, net	1,227	785
Long-term operating lease liabilities	15,730	16,455
Long-term deferred revenue	369	—
Other long-term liabilities	75	78
Total liabilities	31,004	33,887
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2026 and December 31, 2025; 144,783,813 and 144,308,383 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	14	14
Additional paid-in capital	436,520	433,180
Accumulated other comprehensive income (loss)	(2)	12
Accumulated deficit	(173,886)	(166,179)
Total stockholders’ equity	262,646	267,027
Total liabilities and stockholders’ equity	$293,650	$300,914

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
License and milestone revenue	$12,025	$2,021
Service revenue	2,107	1,903
xPloration revenue	54	42
Royalty revenue	241	188
Total revenue	14,427	4,154
Costs and operating expenses:
Cost of xPloration revenue	15	3
Research and development	9,640	12,602
General and administrative	6,619	7,915
Amortization of intangibles	6,028	3,228
Other operating income, net	(46)	(750)
Total costs and operating expenses	22,256	22,998
Loss from operations	(7,829)	(18,844)
Other income (expense), net:
Interest income	487	537
Other income, net	77	1
Total other income, net	564	538
Loss before income taxes	(7,265)	(18,306)
Income tax (expense) benefit	(442)	106
Net loss	$(7,707)	$(18,200)

Net loss per share, basic and diluted	$(0.06)	$(0.17)

Weighted-average shares outstanding, basic and diluted	128,245	105,622

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(7,707)	$(18,200)
Unrealized net loss on available-for-sale securities	(14)	(19)
Comprehensive loss	$(7,721)	$(18,219)

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2026	144,308,383	$14	$433,180	$12	$(166,179)	$267,027
Net loss	—	—	—	—	(7,707)	(7,707)
Share-based compensation	—	—	3,340	—	—	3,340
Issuance of common stock under stock compensation plans	475,430	—	—	—	—	—
Unrealized net loss on available-for-sale securities	—	—	—	(14)	—	(14)
Balance at March 31, 2026	144,783,813	$14	$436,520	$(2)	$(173,886)	$262,646

Balance at January 1, 2025	121,599,488	$12	$388,979	$27	$(101,400)	$287,618
Net loss	—	—	—	—	(18,200)	(18,200)
Share-based compensation	—	—	4,144	—	—	4,144
Issuance of common stock under stock compensation plans	535,453	—	44	—	—	44
Unrealized net loss on available-for-sale securities	—	—	—	(19)	—	(19)
ATM facility issuance costs	—	—	(71)	—	—	(71)
Balance at March 31, 2025	122,134,941	$12	$393,096	$8	$(119,600)	$273,516

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(7,707)	$(18,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	606	966
Amortization of intangible assets	6,028	3,228
Amortization of operating lease right-of-use assets	580	549
Share-based compensation	3,340	4,144
Amortization of discounts on short-term investments, net	(199)	(239)
Deferred income taxes, net	442	(106)
Change in estimated fair value of contingent liabilities	(320)	(834)
Other	57	22
Changes in operating assets and liabilities, net:
Accounts receivable, net	(4,922)	(470)
Prepaid expenses and other current assets	512	(73)
Other long-term assets	117	258
Accounts payable, accrued expenses, and other liabilities	(2,522)	(2,968)
Operating lease liabilities	(748)	(685)
Deferred revenue	(178)	(1,464)
Net cash used in operating activities	(4,914)	(15,872)
Investing activities:
Purchases of short-term investments	(9,397)	(10,259)
Proceeds from the maturity of short-term investments	18,000	9,500
Purchases of property and equipment	(167)	(209)
Proceeds from sale of short-term investments	—	90
Net cash provided by (used in) investing activities	8,436	(878)
Financing activities:
Proceeds from issuance of common stock from stock plans	—	44
Net cash provided by financing activities	—	44
Net change in cash, cash equivalents and restricted cash	3,522	(16,706)
Cash, cash equivalents and restricted cash at beginning of period	26,084	28,158
Cash, cash equivalents and restricted cash at end of period	$29,606	$11,452
Supplemental cash flow information:
Deferred revenue recorded in accounts receivable	$327	$736

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

Basis of Presentation

The Company’s accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The financial information for the three months ended March 31, 2026 and 2025, is unaudited but includes all normal and recurring adjustments unless indicated otherwise, which the Company considered necessary for fair presentation of its condensed consolidated statements of operations and comprehensive loss. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC and have not materially changed during the three months ended March 31, 2026. The Company believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows:

(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$29,046	$25,524
Restricted cash	560	560
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$29,606	$26,084

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

Financial Instruments Measured on a Recurring Basis

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements as of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,941	$—	$—	$22,941
Total cash equivalents	$22,941	$—	$—	$22,941

Short-term investments:
Government securities	$16,049	$—	$—	$16,049
Corporate debt securities	—	2,996	—	2,996
Commercial paper	—	981	—	981
Total short-term investments	$16,049	$3,977	$—	$20,026

Liabilities:
Current contingent liabilities	$—	$—	$1,002	$1,002
Long-term contingent liabilities	—	—	37	37
Total contingent liabilities	$—	$—	$1,039	$1,039

	Fair Value Measurements as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,080	$—	$—	$20,080
Total cash equivalents	$20,080	$—	$—	$20,080

Short-term investments:
Government securities	$28,501	$—	$—	$28,501
Total short-term investments	$28,501	$—	$—	$28,501

Liabilities:
Current contingent liabilities	$—	$—	$1,044	$1,044
Long-term contingent liabilities	—	—	315	315
Total contingent liabilities	$—	$—	$1,359	$1,359

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable, other assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their relatively short periods to maturity.

Available-for-Sale Securities

The Company obtains the fair value of its Level 2 available-for-sale securities from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2026. There were no level 2 available-for-sale securities as of December 31, 2025. The Company has not transferred any investment securities between classification levels.

Contingent Liabilities

Contingent liabilities are measured at fair value each reporting period by using a probability weighted income approach. Changes in the fair values of contingent liabilities are recognized in “Other operating income, net” in the condensed consolidated statements of operations and in the operating section of the statements of cash flows. Payments of contingent liabilities are disclosed in the financing section of the statements of cash flows.

A reconciliation of the Level 3 financial instruments as of March 31, 2026 and December 31, 2025 is as follows:

(in thousands)	Icagen
Balance as of January 1, 2025	$1,484
Payments of contingent liabilities	(450)
Fair value adjustments to contingent liabilities	325
Balance as of December 31, 2025	$1,359
Fair value adjustments to contingent liabilities	(320)
Balance as of March 31, 2026	$1,039

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

4. Short-Term Investments

The Company classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. The following tables summarize short-term investments as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government securities	$16,050	$—	$(1)	$16,049
Corporate debt securities	2,997	—	(1)	2,996
Commercial paper	981	—	—	981
Total short-term investments	$20,028	$—	$(2)	$20,026

	As of December 31, 2025
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government securities	$28,489	$12	$—	$28,501
Total short-term investments	$28,489	$12	$—	$28,501
The Company classified all investments with maturity dates beyond three months at the date of purchase as short-term investments in the condensed consolidated balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. The following table summarizes available-for-sale investments by maturity as of March 31, 2026:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$20,028	$20,026
Due after one year	—	—
Total short-term investments	$20,028	$20,026

The following table summarizes the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and the length of time that individual securities have been in a continuous loss position, as of March 31, 2026.

	As of March 31, 2026
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government securities	7	$12,849	$(1)	—	$—	$—	7	$12,849	$(1)
Corporate debt securities	4	1,981	(1)	—	—	—	4	1,981	(1)
	11	$14,830	$(2)	—	$—	$—	11	$14,830	$(2)

The Company had certain available-for-sale debt securities in an unrealized loss position without an allowance for credit loss as of March 31, 2026. Unrealized losses on these debt securities have not been recognized into income because (1) the issuers have high credit quality, (2) management does not intend to sell and it is likely that management will not be required to sell these securities prior to their anticipated recovery and (3) the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the securities, and the fair value is expected to recover as the bonds approach maturity.

5. Balance Sheet Account Details

Accounts Receivable, Unbilled Receivables and Deferred Revenue

Unbilled receivables were $3.5 million and $0.8 million as of March 31, 2026 and December 31, 2025, respectively. Current deferred revenue was $2.9 million and $3.2 million as of March 31, 2026 and December 31, 2025, respectively, and long-term deferred revenue was $0.4 million and nil as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, the amount recognized as revenue that was previously deferred at December 31, 2025 was $1.2 million. During the three months ended March 31, 2025, and the amount recognized as revenue that was previously deferred at December 31, 2024 was $1.7 million.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Prepaid expenses	$2,022	$1,991
xPloration related inventory	920	823
Other current assets	472	1,112
Total prepaid expenses and other current assets	$3,414	$3,926

Property and Equipment, Net

Property and equipment, net, consisted of the following as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Leasehold improvements	$17,745	$17,745
Lab and office equipment	10,388	10,178
Computer hardware and software	791	791
Construction in progress	35	46
Property and equipment, at cost	28,959	28,760
Less accumulated depreciation	(19,938)	(19,332)
Total property and equipment, net	$9,021	$9,428

Depreciation expense, which is included in operating expenses, was $0.6 million during the three months ended March 31, 2026, respectively, and $1.0 million during the three months ended March 31, 2025, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Compensation	$3,219	$5,788
Professional service fees	284	262
Royalties owed to third parties	320	67
Other	208	174
Total accrued expenses and other current liabilities	$4,031	$6,291

6. Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Goodwill	$83,979	$83,979
Finite-lived intangible assets
Completed technology	233,158	233,158
Less: Accumulated amortization	(114,037)	(110,984)
Customer relationships	11,100	11,100
Less: Accumulated amortization	(11,100)	(8,125)
Intangible assets, net	$119,121	$125,149
Total goodwill and other identifiable intangible assets, net	$203,100	$209,128

Goodwill

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2026 and 2025.

Intangible Assets

Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of up to 20 years and is reflected within “Amortization of intangibles” in the condensed consolidated statements of operations. Amortization expense of $6.0 million and $3.2 million was recognized during the three months ended March 31, 2026 and 2025 respectively.

During the three months ended March 31, 2026, the Company identified a triggering event over its customer relationship intangible asset within the legacy small molecule ion channel asset group. The triggering event resulted from the discontinuation of certain legacy small molecule ion channel programs, which resulted in the Company having no expected future cash flows from the customer relationship. The Company did not control the timing or outcome of the decision to discontinue the legacy small molecule programs. As a result of this triggering event, the Company performed an impairment assessment under ASC 360 and recorded an impairment charge of $2.9 million during the first quarter of 2026 which fully impaired the customer relationship intangible asset. The impairment charge was recorded as “Amortization of intangibles” in the condensed consolidated statements of operations. For the three months ended March 31, 2025, there was no impairment of finite-lived intangible assets.

The remaining weighted-average useful life of finite-lived intangible assets is 10.0 years. At March 31, 2026, future amortization expense on intangible assets is estimated to be as follows (in thousands):

Dates	Amount
Remaining nine months ending December 31, 2026	$9,159
2027	12,212
2028	12,212
2029	12,212
2030	12,017
Thereafter	61,309
Total future amortization expense	$119,121

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

The below tables provide supplemental cash flow and other information related to operating leases (in thousands, except for lease term and discount rate):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:	$965	$934
Right-of-use assets obtained in exchange for lease obligations:	$84	$—

	As of March 31,
	2026	2025
Weighted average remaining lease term (in years)	5.7	6.6
Weighted average discount rate	4.4%	4.3%

In addition to base rent, certain of the Company’s operating leases require variable payments. These variable lease costs include amounts relating to common area maintenance and are expensed when the obligation for those payments is incurred and are recognized as operating expenses in the condensed consolidated statements of operations. The following table summarizes the components of operating lease expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease cost	798	799
Variable lease cost	313	250
Total lease costs	1,111	1,049

Future minimum lease commitments are as follows as of March 31, 2026 (in thousands):

Dates	Operating Leases
Remaining nine months ending December 31, 2026	$2,944
2027	4,038
2028	4,107
2029	3,307
2030	3,235
Thereafter	4,756
Total lease payments	22,387
Less imputed interest	(2,717)
Present value of lease liabilities	$19,670

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

8. Stockholders' Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 1,100,000,000. The total amount of authorized capital stock consists of 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of March 31, 2026, no shares of preferred stock were issued or outstanding.

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

Earnout Shares

Some of the Company’s shares of common stock are subject to certain price-based earnout triggers (the “Earnout Shares”). Earnout Shares vest based upon the achievement of certain volume-weighted average trading prices (“VWAP”) for shares of the Company for any 20 trading days over a consecutive 30 trading-day period during the five-year period following the Closing Date, with (i) 50% of such Earnout Shares vesting upon achievement of a VWAP of $12.50 per share of common stock or upon the occurrence of a change of control transaction that will result in the holders of common stock receiving a price per share in excess of $12.50, and (ii) the remaining 50% of the Earnout Shares vesting upon achievement of a VWAP of $15.00 per share of common stock or upon the occurrence of a change of control transaction that will result in the holders of common stock receiving a price per share in excess of $15.00. The Earnout Shares are not transferable until the vesting condition for the applicable tranche of Earnout Shares has been achieved. Prior to vesting, holders of Earnout Shares are entitled to exercise the voting rights carried by such shares and receive any dividends or other distributions in respect of such shares. As of March 31, 2026, 14,999,243 Earnout Shares were issued and outstanding.

Pursuant to the Sponsor Insider Letter Agreement executed concurrently with the Merger Agreement, by and among APAC, Avista Acquisition LP II (the “Sponsor”), Legacy OmniAb and certain insiders of APAC, 1,293,299 shares of OmniAb common stock held by the Sponsor became subject to the same price-based vesting conditions as the Earnout Shares (the “Sponsor Earnout Shares”). The Sponsor Earnout Shares are accounted for as equity-classified equity instruments and recorded in additional paid-in capital as part of the Business Combination. As of March 31, 2026, 1,293,299 Sponsor Earnout Shares were issued and outstanding.

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

As of March 31, 2026, the aggregate number of shares of our common stock that may be issued under the 2022 Plan is 44,350,069 shares. In addition, the number of shares of our common stock available for issuance under the 2022 Plan will be annually increased on January 1 of each calendar year beginning in 2023 and ending in 2032 by an amount equal to the lesser of (i) a number equal to 5% of the fully-diluted shares on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as is determined by the Company's board of directors.

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

At the Market Offering

In December 2023, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100.0 million in “at the market” (“ATM”) offerings through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of its common stock made pursuant to the Sales Agreement are made under its shelf registration statement on Form S‐3 which was filed on December 8, 2023 and declared effective by the SEC on December 18, 2023. The Company is not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No shares of common stock in the ATM offering were issued during the three months ended March 31, 2026.

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

9. Share-Based Compensation

Share-Based Compensation Expense

The Company recognized share-based compensation expense by function as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
General and administrative	$2,070	$2,588
Research and development	1,270	1,556
Total share-based compensation expense	$3,340	$4,144

The Company recognized share-based compensation expense by award type as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Stock options	$2,371	$3,133
Restricted stock units	828	833
Employee share purchase plan	141	178
Total share-based compensation expense	$3,340	$4,144

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

The fair value of each option issued was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.8%	4.4%
Expected volatility	58.2%	52.4%
Expected term (years)	6.0	6.0
Dividend yield	—%	—%

The following table summarizes stock option activity under the Company’s equity award plans:

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at January 1, 2026	17,951,124	$5.70
Granted	6,040,750	$1.71
Exercised	—	$—
Cancelled/Expired	(842,730)	$6.47
Outstanding at March 31, 2026	23,149,144	$4.63	7.8	$18
Exercisable at March 31, 2026	11,344,475	$6.53	6.6	$3
_____________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for in the money options as of March 31, 2026.

As of March 31, 2026, unrecognized share-based compensation expense related to OmniAb options was $17.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.38 years.

There were no OmniAb options exercised by OmniAb service providers during the three months ended March 31, 2026.

There were no OmniAb options exercised by Ligand service providers during the three months ended March 31, 2026.

Restricted Stock Units

RSUs generally represent the right to receive a certain number of shares of common stock subject to certain vesting conditions and other restrictions. RSUs generally vest over three years. The fair value of RSUs is determined by the closing market price on the grant date.

The following table summarizes RSU activity during the three months ended March 31, 2026 under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2026	1,629,394	$3.91
Granted	1,032,313	$1.71
Vested	(475,430)	$4.47
Forfeited	—	$—
Unvested balance at March 31, 2026	2,186,277	$2.75

As of March 31, 2026, unrecognized share-based compensation expense related to OmniAb RSUs was $4.8 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.47 years.

The aggregate intrinsic value of OmniAb RSUs vested for OmniAb service providers during the three months ended March 31, 2026 was $0.8 million.

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

As of March 31, 2026, the aggregate number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP equals 5,087,532 shares of the Company’s common stock. In addition, on the first day of each calendar year beginning on January 1, 2023 and ending on (and including) January 1, 2032, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (i) 1% of the fully diluted shares outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by the Company’s board of directors.

As of March 31, 2026, there was $0.3 million of unrecognized share-based compensation expense associated with the ESPP, which is expected to be recognized over a remaining weighted-average period of 0.86 years.

During the three months ended March 31, 2026, there were no shares issued pursuant to the ESPP.

10. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the valuation allowance placed on deferred tax assets, change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 was (6.1)% and 0.6%, respectively. The variance from the U.S. federal statutory tax rate of 21.0% for each of the three months ended March 31, 2026 and 2025 was primarily due to the valuation allowance established on federal and state attributes and the tax impact of stock award activities that was partially offset with the benefit related to research and development tax credits.

The Company considered the realizability of the deferred tax assets and recorded a valuation allowance as necessary for the amount of deferred tax assets which are not more likely than not to be realized as of March 31, 2026.

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

The following table outlines the basic and diluted net loss per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net loss	$(7,707)	$(18,200)
Weighted-average shares outstanding, basic and diluted	128,245	105,622
Net loss per share, basic and diluted	$(0.06)	$(0.17)

The following table outlines common share equivalents which were excluded from the computation of diluted net loss per share, as the effect of their inclusion would be anti-dilutive or the share equivalents were contingently issuable as of each period presented:

	March 31,
	2026	2025
Options to purchase common stock issued and outstanding(1)	26,442,166	24,383,034
Earnout shares	16,292,542	16,292,542
Private placement warrants	8,233,333	8,233,333
Public warrants	7,666,667	7,666,667
Restricted stock units issued and outstanding	2,186,277	2,149,217
Forward purchase warrants	1,666,667	1,666,667
Backstop warrants	1,445,489	1,445,489
Shares expected to be purchased under employee stock purchase plan	467,279	736,760
Total anti-dilutive shares	64,400,420	62,573,709
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

The following table outlines information about segment revenues, significant segment expenses, and segment net loss for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$14,427	$4,154
Cost of xPloration revenue	15	3
Research and development expenses
Personnel related expenses	4,795	6,849
External expenses	3,140	3,723
Facility and other overhead expenses	1,705	2,030
Total research and development expenses	9,640	12,602
General and administrative expenses
Personnel related expenses	4,619	5,600
External expenses	1,794	2,050
Facility and other overhead expenses	206	265
Total general and administrative expenses	6,619	7,915
Amortization of intangibles	6,028	3,228
Other operating income, net	(46)	(750)
Total costs and operating expenses	22,256	22,998
Total other income, net	564	538
Income tax (expense) benefit	(442)	106
Net loss	$(7,707)	$(18,200)

All long-term assets are maintained in, and all net losses are attributable to, the United States of America.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis and the unaudited interim financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).

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

As of March 31, 2026, we had 107 active partners with 409 active programs using the OmniAb technology platform, including 27 OmniAb-derived antibodies in clinical development by our partners, two under regulatory review, and three approved products developed and commercialized by our partners.

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

Metric	Active Partners	Active Programs	Active Clinical Programs and Approved Products	Approved Products
December 31, 2025	107	407	32	3
Additions	2	9	1	—
Terminations	(2)	(7)	(1)	—
March 31, 2026	107	409	32	3

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

Our business metrics are subject to risk and uncertainties related to our dependence on our partners providing timely and accurate information, which impacts our ability to objectively and accurately characterize the current level of activity for each program. In addition, changes in our key business metrics do not directly correlate to current revenues. For more information, see the section in our 2025 Annual Report titled “Risk Factors - Our management uses certain key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, and such metrics may not accurately reflect all of the aspects of our business needed to make such evaluations and decisions, in particular as our business continues to grow.”

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Change	% Change
License and milestone revenue	$12,025	$2,021	$10,004	495%
Service revenue	2,107	1,903	204	11%
xPloration revenue	54	42	12	29%
Royalty revenue	241	188	53	28%
Total revenue	$14,427	$4,154	$10,273	247%

•License and milestone revenue fluctuates depending on the timing of new license agreements with partners and partners’ achievement of milestones. Because of these factors, license and milestone revenue could fluctuate significantly from period to period. License and milestone revenue increased primarily due to a $10.0 million increase in milestone revenue.
•Service revenue increased primarily as a result of an increase in ion channel programs.
•xPloration revenue and royalty revenue remained relatively consistent period over period.

Costs and Operating Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Change	% Change
Cost of xPloration revenue	$15	$3	$12	400%
Research and development	9,640	12,602	(2,962)	(24)%
General and administrative	6,619	7,915	(1,296)	(16)%
Amortization of intangibles	6,028	3,228	2,800	87%
Other operating income, net	(46)	(750)	704	(94)%
Total costs and operating expenses	$22,256	$22,998	$(742)	(3)%

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

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Change	% Change
Personnel related expenses	4,795	6,849	$(2,054)	(30)%
External expenses	3,140	3,723	(583)	(16)%
Facility and other overhead expenses	1,705	2,030	(325)	(16)%
Total research and development expenses	$9,640	$12,602	$(2,962)	(24)%

•General and administrative expenses declined primarily due to lower personnel expenses related to lower share-based compensation expense and headcount and lower legal fees.
•Amortization of intangibles increased primarily due to the write-off of the net carrying value of $2.9 million of certain legacy small molecule ion channel intangible assets.
•Other operating income, net decreased primarily due to a lower reduction in contingent liabilities attributed to changes in certain ion channel programs, which was partially offset by an increase in royalty expense.

Other Income (Expense), net

Other income (expense), net during the three months ended March 31, 2026 and 2025 primarily related to interest earned on short-term investments. The decline in interest income was related to lower short-term investment balances as well as declines in interest rates.

Income Tax (Expense) Benefit

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Change	% Change
Loss before income taxes	$(7,265)	$(18,306)	$11,041	(60)%
Income tax (expense) benefit	(442)	106	(548)	(517)%
Net loss	$(7,707)	$(18,200)	$10,493	(58)%
Effective tax rate	(6.1)%	0.6%

Our effective tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions. The tax rate is also affected by discrete items that may occur in any given year but are not consistent from year to year.

Our effective tax rate for each of the three months ended March 31, 2026 and 2025 differed from the federal statutory tax rate of 21.0% primarily due to the valuation allowance established on federal and state attributes and the tax impact of stock award activities that was partially offset with the benefit related to research and development tax credits.

Liquidity and Capital Resources
As of March 31, 2026, our cash, cash equivalents and short-term investments were $49.1 million. We believe our existing cash, cash equivalents and short-term investments are sufficient to support operations through at least the next 12 months from the date of issuance of these financial statements.

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

In December 2023, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in an “at the market” (“ATM”) offerings program through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. We are not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. During the three months endedMarch 31, 2026, we sold no shares of our common stock under the Sales Agreement. As of March 31, 2026, $88.3 million remains available under the Sales Agreement for future sales of our common stock.

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

Cash Flow Summary

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(4,914)	$(15,872)	$10,958
Investing activities	8,436	(878)	9,314
Financing activities	$—	$44	$(44)

Cash from Operating Activities:

During the three months ended March 31, 2026, cash used in operating activities of $4.9 million primarily reflected our net loss of $7.7 million and changes in our operating assets and liabilities in the amount of $7.7 million, partially offset by net non-cash charges of $10.5 million which primarily included $6.0 million in amortization of intangible assets, $3.3 million in share-based compensation, $0.6 million in depreciation of property and equipment, and $0.6 million in amortization of operating lease right-of-use assets, and a change in our deferred income taxes of $0.4 million.

During the three months ended March 31, 2025, cash used in operating activities of $15.9 million primarily reflected our net loss of $18.2 million, changes in our operating assets and liabilities in the amount of $5.4 million, partially offset by net non-cash charges of $7.7 million. These non-cash charges primarily included $4.1 million in share-based compensation, $3.2 million in amortization of intangible assets, $1.0 million in depreciation of property and equipment, and $0.5 million in amortization of operating lease right-of-use assets, partially offset by $0.8 million of changes in estimated fair value of contingent liabilities.

Cash from Investing Activities:

During the three months ended March 31, 2026, cash provided by investing activities of $8.4 million primarily consisted of $18.0 million of proceeds from the maturity of short-term investments, partially offset by $9.4 million of cash used to purchase short-term investments.

During the three months ended March 31, 2025, cash used in investing activities of $0.9 million primarily consisted of $10.3 million of cash used to purchase short-term investments, partially offset by $9.5 million of proceeds from the maturity of short-term investments.

Cash from Financing Activities:

During the three months ended March 31, 2026 and 2025, cash from financing activities was negligible.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Annual Report.

Recent Accounting Pronouncements

For the summary of recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to our financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2026, there were no material changes to our market risks from the discussion provided in Item 7A of our 2025 Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

For information that updates the disclosures set forth under Part I, Item 3, “Legal Proceedings” in our 2025 Annual Report, refer to Note 7 – Commitments and Contingencies to the condensed consolidated financial statements contained in Part I, Item 1, of this report.

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

Item 1A. Risk Factors

The risk factors described in our 2025 Annual Report are not the only risks we face. Factors we currently do not know, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or our consolidated operating results, financial condition or cash flows. We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2026, none of our officers or directors adopted, modified, or terminated any such trading arrangements.

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

Date:	May 7, 2026	By:	/s/ Kurt Gustafson
Kurt Gustafson
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)