Form 10-Q
period 2026-06-30
OmniAb, Inc.
filed 2026-08-06
CIK 1846253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2026, the registrant had 145,390,398 shares of common stock outstanding.

Part I – Financial Information
Item 1. Financial Statements
OMNIAB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,336	$25,524
Short-term investments	27,659	28,501
Accounts receivable, net	10,328	7,390
Prepaid expenses and other current assets	3,690	3,926
Total current assets	66,013	65,341
Intangible assets, net	116,068	125,149
Goodwill	83,979	83,979
Property and equipment, net	8,475	9,428
Operating lease right-of-use assets	14,461	15,545
Restricted cash	560	560
Other long-term assets	701	912
Total assets	$290,257	$300,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,088	$1,879
Accrued expenses and other current liabilities	4,499	6,291
Current contingent liabilities	940	1,044
Current deferred revenue	2,258	3,161
Current operating lease liabilities	3,973	3,879
Total current liabilities	13,758	16,254
Long-term contingent liabilities	25	315
Deferred income taxes, net	882	785
Long-term operating lease liabilities	14,940	16,455
Long-term deferred revenue	309	—
Other long-term liabilities	69	78
Total liabilities	29,983	33,887
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2026 and December 31, 2025; 145,390,398 and 144,308,383 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	15	14
Additional paid-in capital	440,024	433,180
Accumulated other comprehensive income (loss)	(20)	12
Accumulated deficit	(179,745)	(166,179)
Total stockholders’ equity	260,274	267,027
Total liabilities and stockholders’ equity	$290,257	$300,914

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
License and milestone revenue	$9,515	$1,242	$21,540	$3,263
Service revenue	2,473	1,936	4,580	3,839
xPloration revenue	1,161	608	1,215	650
Royalty revenue	266	111	507	299
Total revenue	13,415	3,897	27,842	8,051
Costs and operating expenses:
Cost of xPloration revenue	610	262	625	265
Research and development	9,586	10,864	19,226	23,466
General and administrative	6,653	7,684	13,272	15,599
Amortization of intangibles	3,053	3,228	9,081	6,456
Other operating expense (income), net	150	(1,922)	104	(2,672)
Total costs and operating expenses	20,052	20,116	42,308	43,114
Loss from operations	(6,637)	(16,219)	(14,466)	(35,063)
Other income (expense), net:
Interest income	434	436	921	973
Other income (expense), net	(9)	27	68	28
Total other income, net	425	463	989	1,001
Loss before income taxes	(6,212)	(15,756)	(13,477)	(34,062)
Income tax benefit (expense)	353	(119)	(89)	(13)
Net loss	$(5,859)	$(15,875)	$(13,566)	$(34,075)

Net loss per share, basic and diluted	$(0.05)	$(0.15)	$(0.11)	$(0.32)

Weighted-average shares outstanding, basic and diluted	128,795	106,148	128,521	105,886

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(5,859)	$(15,875)	$(13,566)	$(34,075)
Unrealized net loss on available-for-sale securities	(18)	(10)	(32)	(29)
Comprehensive loss	$(5,877)	$(15,885)	$(13,598)	$(34,104)

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2026	144,308,383	$14	$433,180	$12	$(166,179)	$267,027
Net loss	—	—	—	—	(7,707)	(7,707)
Share-based compensation	—	—	3,340	—	—	3,340
Issuance of common stock under stock compensation plans	475,430	—	—	—	—	—
Unrealized net loss on available-for-sale securities	—	—	—	(14)	—	(14)
Balance at March 31, 2026	144,783,813	$14	$436,520	$(2)	$(173,886)	$262,646
Net loss	—	—	—	—	(5,859)	(5,859)
Share-based compensation	—	—	3,159	—	—	3,159
Issuance of common stock under stock compensation plans	606,585	1	345	—	—	346
Unrealized net loss on available-for-sale securities	—	—	—	(18)	—	(18)
Balance at June 30, 2026	145,390,398	$15	$440,024	$(20)	$(179,745)	$260,274

Balance at January 1, 2025	121,599,488	$12	$388,979	$27	$(101,400)	$287,618
Net loss	—	—	—	—	(18,200)	(18,200)
Share-based compensation	—	—	4,144	—	—	4,144
Issuance of common stock under stock compensation plans	535,453	—	44	—	—	44
Unrealized net loss on available-for-sale securities	—	—	—	(19)	—	(19)
ATM facility issuance costs	—	—	(71)	—	—	(71)
Balance at March 31, 2025	122,134,941	$12	$393,096	$8	$(119,600)	$273,516
Net loss	—	—	—	—	(15,875)	(15,875)
Share-based compensation	—	—	4,111	—	—	4,111
Issuance of common stock under stock compensation plans	566,353	—	297	—	—	297
Unrealized net loss on available-for-sale securities	—	—	—	(10)	—	(10)
ATM facility issuance costs	—	—	25	—	—	25
Balance at June 30, 2025	122,701,294	$12	$397,529	$(2)	$(135,475)	$262,064
See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(13,566)	$(34,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,183	1,830
Amortization of intangible assets	9,081	6,456
Amortization of operating lease right-of-use assets	1,168	1,106
Share-based compensation	6,499	8,255
Amortization of discounts on short-term investments, net	(344)	(442)
Deferred income taxes, net	97	13
Change in estimated fair value of contingent liabilities	(281)	225
Gain on sale of ion channel asset	—	(3,000)
Other	63	120
Changes in operating assets and liabilities, net:
Accounts receivable, net	(2,554)	2,599
Prepaid expenses and other current assets	236	135
Other long-term assets	211	374
Accounts payable, accrued expenses, and other liabilities	(1,545)	(1,771)
Operating lease liabilities	(1,505)	(1,381)
Deferred revenue	(978)	(1,462)
Net cash used in operating activities	(2,235)	(21,018)
Investing activities:
Purchases of short-term investments	(33,009)	(18,595)
Proceeds from the maturity of short-term investments	34,100	27,300
Purchases of property and equipment	(277)	(374)
Proceeds from sale of short-term investments	—	90
Proceeds from sale of ion channel asset	—	3,000
Net cash provided by investing activities	814	11,421
Financing activities:
Payment of contingent liabilities	(113)	—
Proceeds from issuance of common stock from stock plans	346	341
Payment of transaction costs	—	(61)
Net cash provided by financing activities	233	280
Net change in cash, cash equivalents and restricted cash	(1,188)	(9,317)
Cash, cash equivalents and restricted cash at beginning of period	26,084	28,158
Cash, cash equivalents and restricted cash at end of period	$24,896	$18,841
Supplemental cash flow information:
Deferred revenue recorded in accounts receivable	$384	$33

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

Description of Business

OmniAb, Inc. (“OmniAb” or the “Company”) is a biotechnology company that licenses cutting-edge discovery research technology to the pharmaceutical and biotech industries and academic institutions to enable the discovery of next-generation therapeutics. The Company’s technology platform creates and screens diverse antibody repertoires and is designed to quickly identify optimal antibodies and other target-binding proteins for its partners’ drug development efforts. This includes xPloration, the Company's AI-powered, high-throughput single B-cell screening platform. At the heart of the OmniAb platform is something the Company calls Biological Intelligence™, which powers the immune systems of its proprietary, engineered transgenic animals to create optimized antibody candidates for human therapeutics. The Company primarily derives revenue from license fees for technology access, milestones from partnered programs and service revenue from research programs.

Basis of Presentation

The Company’s accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The financial information for the three and six months ended June 30, 2026 and 2025, is unaudited but includes all normal and recurring adjustments unless indicated otherwise, which the Company considered necessary for fair presentation of its condensed consolidated statements of operations and comprehensive loss. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC and have not materially changed during the six months ended June 30, 2026. The Company believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows:

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$24,336	$25,524
Restricted cash	560	560
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$24,896	$26,084

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

Financial Instruments Measured on a Recurring Basis

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements as of June 30, 2026
(in thousands)	Level 1	Level 2		Level 3	Total
Cash equivalents:
Money market funds	$17,015	$—		$—	$17,015
Government securities	1,487	—		—	1,487
Commercial paper	—	999		—	999
Total cash equivalents	$18,502	$999		$—	$19,501

Short-term investments:
Government securities	$5,441	$—		$—	$5,441
Corporate debt securities	—	13,461	—	—	13,461
Commercial paper	—	8,757		—	8,757
Total short-term investments	$5,441	$22,218		$—	$27,659

Liabilities:
Current contingent liabilities	$—	$—		$940	$940
Long-term contingent liabilities	—	—		25	25
Total contingent liabilities	$—	$—		$965	$965

	Fair Value Measurements as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,080	$—	$—	$20,080
Total cash equivalents	$20,080	$—	$—	$20,080

Short-term investments:
Government securities	$28,501	$—	$—	$28,501
Total short-term investments	$28,501	$—	$—	$28,501

Liabilities:
Current contingent liabilities	$—	$—	$1,044	$1,044
Long-term contingent liabilities	—	—	315	315
Total contingent liabilities	$—	$—	$1,359	$1,359

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable, other assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their relatively short periods to maturity.

Available-for-Sale Securities

The Company obtains the fair value of its Level 2 available-for-sale securities from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2026. There were no level 2 available-for-sale securities as of December 31, 2025. The Company has not transferred any investment securities between classification levels.

Contingent Liabilities

Contingent liabilities are measured at fair value each reporting period by using a probability weighted income approach. Changes in the fair values of contingent liabilities are recognized in “Other operating expense (income), net” in the condensed consolidated statements of operations and in the operating section of the statements of cash flows. Payments of contingent liabilities are disclosed in the financing section of the statements of cash flows.

A reconciliation of the Level 3 financial instruments as of June 30, 2026 and December 31, 2025 is as follows:

(in thousands)	Icagen
Balance as of January 1, 2025	$1,484
Payments of contingent liabilities	(450)
Fair value adjustments to contingent liabilities	325
Balance as of December 31, 2025	$1,359
Payments of contingent liabilities	(113)
Fair value adjustments to contingent liabilities	(281)
Balance as of June 30, 2026	$965

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

4. Short-Term Investments

The Company classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. The following tables summarize short-term investments as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government securities	$5,441	$—	$—	$5,441
Corporate debt securities	13,475	—	(14)	13,461
Commercial paper	8,763	—	(6)	8,757
Total short-term investments	$27,679	$—	$(20)	$27,659

	As of December 31, 2025
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government securities	$28,489	$12	$—	$28,501
Total short-term investments	$28,489	$12	$—	$28,501
The Company classified all investments with maturity dates beyond three months at the date of purchase as short-term investments in the condensed consolidated balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. The following table summarizes available-for-sale investments by maturity as of June 30, 2026:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$25,752	$25,736
Due after one year	1,927	1,923
Total short-term investments	$27,679	$27,659

The following tables summarize the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and the length of time that individual securities have been in a continuous loss position, as of June 30, 2026:

	As of June 30, 2026
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Corporate debt securities	24	$11,956	$(14)	—	$—	$—	24	$11,956	$(14)
Commercial paper	15	7,301	(6)	—	—	—	15	7,301	(6)
	39	$19,257	$(20)	—	$—	$—	39	$19,257	$(20)

The Company had certain available-for-sale debt securities in an unrealized loss position without an allowance for credit loss as of June 30, 2026. Unrealized losses on these debt securities have not been recognized into income because (1) the issuers have high credit quality, (2) management does not intend to sell and it is likely that management will not be required to sell these securities prior to their anticipated recovery and (3) the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the securities, and the fair value is expected to recover as the bonds approach maturity.

5. Balance Sheet Account Details

Accounts Receivable, Unbilled Receivables and Deferred Revenue

Unbilled receivables were $0.9 million and $0.8 million as of June 30, 2026 and December 31, 2025, respectively. Current deferred revenue was $2.3 million and $3.2 million as of June 30, 2026 and December 31, 2025, respectively, and long-term deferred revenue was $0.3 million and nil as of June 30, 2026 and December 31, 2025, respectively.

During the three and six months ended June 30, 2026, the amount recognized as revenue that was previously deferred at March 31, 2026 and December 31, 2025 was $0.9 million and $1.5 million, respectively. During the three and six months ended June 30, 2025, the amount recognized as revenue that was previously deferred at March 31, 2025 and December 31, 2024 was $1.0 million and $2.1 million, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Prepaid expenses	$1,904	$1,991
xPloration related inventory	1,013	823
Other current assets	773	1,112
Total prepaid expenses and other current assets	$3,690	$3,926

Property and Equipment, Net

Property and equipment, net, consisted of the following as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Leasehold improvements	$17,745	$17,745
Lab and office equipment	10,302	10,178
Computer hardware and software	791	791
Construction in progress	—	46
Property and equipment, at cost	28,838	28,760
Less accumulated depreciation	(20,363)	(19,332)
Total property and equipment, net	$8,475	$9,428

Depreciation expense, which is included in operating expenses, was $0.6 million and $1.2 million during the three and six months ended June 30, 2026, respectively, and $0.8 million and $1.8 million during the three and six months ended June 30, 2025, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Compensation	$3,876	$5,788
Professional service fees	136	262
Royalties owed to third parties	369	67
Other	118	174
Total accrued expenses and other current liabilities	$4,499	$6,291

6. Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Goodwill	$83,979	$83,979
Finite-lived intangible assets
Completed technology	233,158	233,158
Less: Accumulated amortization	(117,090)	(110,984)
Customer relationships	11,100	11,100
Less: Accumulated amortization	(11,100)	(8,125)
Intangible assets, net	$116,068	$125,149
Total goodwill and other identifiable intangible assets, net	$200,047	$209,128

Goodwill

There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2026 and 2025.

Intangible Assets

Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of up to 20 years and is reflected within “Amortization of intangibles” in the condensed consolidated statements of operations. Amortization expense of $3.1 million and $9.1 million was recognized during the three and six months ended June 30, 2026, respectively. Amortization expense of $3.2 million and $6.5 million was recognized during the three and six months ended June 30, 2025, respectively.

During the six months ended June 30, 2026, the Company identified a triggering event over its customer relationship intangible asset within the legacy small molecule ion channel asset group. The triggering event resulted from the discontinuation of certain legacy small molecule ion channel programs, which resulted in the Company having no expected future cash flows from the customer relationship. The Company did not control the timing or outcome of the decision to discontinue the legacy small molecule programs. As a result of this triggering event, the Company performed an impairment assessment under ASC 360 and recorded an impairment charge of $2.9 million during the first quarter of 2026 which fully impaired the customer relationship intangible asset. The impairment charge was recorded as “Amortization of intangibles” in the condensed consolidated statements of operations. For the six months ended June 30, 2025, there was no impairment of finite-lived intangible assets.

The remaining weighted-average useful life of finite-lived intangible assets is 9.8 years. At June 30, 2026, future amortization expense on intangible assets is estimated to be as follows (in thousands):

Dates	Amount
Remaining six months ending December 31, 2026	$6,106
2027	12,212
2028	12,212
2029	12,212
2030	12,017
Thereafter	61,309
Total future amortization expense	$116,068

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

The sale qualified as a sale of a non-financial asset and the carrying value of the Purchased Assets as of May 7, 2025 was zero. Cash proceeds from the sale of $3.0 million were recorded to other operating income, net during the six months ended

June 30, 2025, and included as a part of income from operations in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.

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

The below tables provide supplemental cash flow and other information related to operating leases (in thousands, except for lease term and discount rate):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:	$1,934	$1,872
Right-of-use assets obtained in exchange for lease obligations:	$84	$—

	As of June 30,
	2026	2025
Weighted average remaining lease term (in years)	5.4	6.4
Weighted average discount rate	4.4%	4.3%

In addition to base rent, certain of the Company’s operating leases require variable payments. These variable lease costs include amounts relating to common area maintenance and are expensed when the obligation for those payments is incurred and are recognized as operating expenses in the condensed consolidated statements of operations. The following table summarizes the components of operating lease expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$801	$799	$1,599	$1,598
Variable lease cost	369	429	682	679
Total lease costs	$1,170	$1,228	$2,281	$2,277

Future minimum lease commitments are as follows as of June 30, 2026 (in thousands):

Dates	Operating Leases
Remaining six months ending December 31, 2026	$1,974
2027	4,038
2028	4,107
2029	3,307
2030	3,235
Thereafter	4,756
Total lease payments	21,417
Less imputed interest	(2,504)
Present value of lease liabilities	$18,913

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

8. Stockholders' Equity

Business Combination

On November 1, 2022 (the “Closing Date”), the Company (which prior to the Business Combination (defined below) was known as Avista Public Acquisition Corp. II (“APAC”)), Ligand Pharmaceuticals Incorporated, a Delaware corporation (“Ligand”), OmniAb Operations, Inc., a Delaware corporation and wholly-owned subsidiary of Ligand (“Legacy OmniAb”, formerly known as OmniAb, Inc.), and Orwell Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Avista Public Acquisition Corp. II (“Merger Sub”), consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 23, 2022 (the “Business Combination”).

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 1,100,000,000. The total amount of authorized capital stock consists of 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of June 30, 2026, no shares of preferred stock were issued or outstanding.

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

Earnout Shares

Some of the Company’s shares of common stock are subject to certain price-based earnout triggers (the “Earnout Shares”). Earnout Shares vest based upon the achievement of certain volume-weighted average trading prices (“VWAP”) for shares of the Company for any 20 trading days over a consecutive 30 trading-day period during the five-year period following the Closing Date, with (i) 50% of such Earnout Shares vesting upon achievement of a VWAP of $12.50 per share of common stock or upon the occurrence of a change of control transaction that will result in the holders of common stock receiving a price per share in excess of $12.50, and (ii) the remaining 50% of the Earnout Shares vesting upon achievement of a VWAP of $15.00 per share of common stock or upon the occurrence of a change of control transaction that will result in the holders of common stock receiving a price per share in excess of $15.00. The Earnout Shares are not transferable until the vesting condition for the applicable tranche of Earnout Shares has been achieved. Prior to vesting, holders of Earnout Shares are entitled to exercise the voting rights carried by such shares and receive any dividends or other distributions in respect of such shares. As of June 30, 2026, 14,999,243 Earnout Shares were issued and outstanding.

Pursuant to the Sponsor Insider Letter Agreement executed concurrently with the Merger Agreement, by and among APAC, Avista Acquisition LP II (the “Sponsor”), Legacy OmniAb and certain insiders of APAC, 1,293,299 shares of OmniAb common stock held by the Sponsor became subject to the same price-based vesting conditions as the Earnout Shares (the “Sponsor Earnout Shares”). The Sponsor Earnout Shares are accounted for as equity-classified equity instruments and recorded in additional paid-in capital as part of the Business Combination. As of June 30, 2026, 1,293,299 Sponsor Earnout Shares were issued and outstanding.

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

As of June 30, 2026, the aggregate number of shares of our common stock that may be issued under the 2022 Plan is 44,072,841 shares. In addition, the number of shares of our common stock available for issuance under the 2022 Plan will be annually increased on January 1 of each calendar year beginning in 2023 and ending in 2032 by an amount equal to the lesser of (i) a number equal to 5% of the fully-diluted shares on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as is determined by the Company's board of directors.

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

At the Market Offering

In December 2023, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100.0 million in “at the market” (“ATM”) offerings through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of its common stock made pursuant to the Sales Agreement are made under its shelf registration statement on Form S‐3 which was filed on December 8, 2023 and declared effective by the SEC on December 18, 2023. The Company is not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No shares of common stock in the ATM offering were issued during the six months ended June 30, 2026.

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

9. Share-Based Compensation

Share-Based Compensation Expense

The Company recognized share-based compensation expense by function as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
General and administrative	$1,968	$2,462	$4,038	$5,050
Research and development	1,191	1,649	2,461	3,205
Total share-based compensation expense	$3,159	$4,111	$6,499	$8,255

The Company recognized share-based compensation expense by award type as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Stock options	$2,257	$2,981	$4,628	$6,114
Restricted stock units	775	1,005	1,603	1,838
Employee share purchase plan	127	125	268	303
Total share-based compensation expense	$3,159	$4,111	$6,499	$8,255

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

The fair value of each option issued was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.2%	4.0%	3.8%	4.4%
Expected volatility	57.2%	54.6%	58.2%	52.7%
Expected term (years)	5.6	5.8	6.0	6.0
Dividend yield	—%	—%	—%	—%

The following table summarizes stock option activity under the Company’s equity award plans:

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at January 1, 2026	17,951,124	$5.70
Granted	6,370,750	$1.72
Exercised	(4,730)	$1.32
Cancelled/Expired	(880,627)	$6.31
Outstanding at June 30, 2026	23,436,517	$4.60	7.5	$5,119
Exercisable at June 30, 2026	12,450,929	$6.27	6.3	$242
_____________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for in the money options as of June 30, 2026.

As of June 30, 2026, unrecognized share-based compensation expense related to OmniAb options was $15.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.31 years.

The aggregate intrinsic value of OmniAb options exercised by OmniAb service providers during the six months ended June 30, 2026 was negligible. Cash received from OmniAb options exercised by OmniAb service providers during the six months ended June 30, 2026 was negligible.

There were no OmniAb options exercised by Ligand service providers during the six months ended June 30, 2026.

Restricted Stock Units

RSUs generally represent the right to receive a certain number of shares of common stock subject to certain vesting conditions and other restrictions. RSUs generally vest over three years. The fair value of RSUs is determined by the closing market price on the grant date.

The following table summarizes RSU activity during the six months ended June 30, 2026 under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2026	1,629,394	$3.91
Granted	1,172,313	$1.74
Vested	(797,778)	$3.81
Forfeited	(8,459)	$2.18
Unvested balance at June 30, 2026	1,995,470	$2.68

As of June 30, 2026, unrecognized stock-based compensation expense related to OmniAb RSUs was $4.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.32 years.

The aggregate intrinsic value of OmniAb RSUs vested for OmniAb service providers during the six months ended June 30, 2026 was $1.4 million.

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

As of June 30, 2026, the aggregate number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP equals 4,808,025 shares of the Company’s common stock. In addition, on the first day of each calendar year beginning on January 1, 2023 and ending on (and including) January 1, 2032, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (i) 1% of the fully diluted shares outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by the Company’s board of directors.

As of June 30, 2026, there was $0.3 million of unrecognized share-based compensation expense associated with the ESPP, which is expected to be recognized over a remaining weighted-average period of 0.87 years.

During the six months ended June 30, 2026, there were 279,507 shares issued pursuant to the ESPP.

10. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the valuation allowance placed on deferred tax assets, change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The Company’s effective tax rate for the three and six months ended June 30, 2026 was 5.7% and (0.7)%, respectively. The variance from the U.S. federal statutory tax rate of 21.0% for each of the three and six months ended June 30, 2026 was primarily due to the valuation allowance established on federal and state attributes, the tax impact of stock award activities, and the benefit related to research and development tax credits. The Company’s effective tax rate for each of the three and six months ended June 30, 2025 was (0.8)% and 0.0%, respectively. The variance from the U.S. federal statutory tax rate of 21.0% for each of the three and six months ended June 30, 2025 was primarily due to the valuation allowance established on federal and state attributes and the tax impact of stock award activities that was partially offset with the benefit related to research and development tax credits.

The Company considered the realizability of the deferred tax assets and recorded a valuation allowance as necessary for the amount of deferred tax assets which are not more likely than not to be realized as of June 30, 2026.

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

The following table outlines the basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net loss	$(5,859)	$(15,875)	$(13,566)	$(34,075)
Weighted-average shares outstanding, basic and diluted	128,795	106,148	128,521	105,886
Net loss per share, basic and diluted	$(0.05)	$(0.15)	$(0.11)	$(0.32)

The following table outlines common share equivalents which were excluded from the computation of diluted net loss per share, as the effect of their inclusion would be anti-dilutive or the share equivalents were contingently issuable as of each period presented:

	June 30,
	2026	2025
Options to purchase common stock issued and outstanding(1)	26,679,689	23,654,207
Earnout shares	16,292,542	16,292,542
Private placement warrants	8,233,333	8,233,333
Public warrants	7,666,667	7,666,667
Restricted stock units issued and outstanding	1,995,470	2,027,573
Forward purchase warrants	1,666,667	1,666,667
Backstop warrants	1,445,489	1,445,489
Shares expected to be purchased under employee stock purchase plan	61,591	1,036,822
Total anti-dilutive shares	64,041,448	62,023,300
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

The following table outlines information about segment revenues, significant segment expenses, and segment net loss for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$13,415	$3,897	$27,842	$8,051
Cost of xPloration revenue	610	262	625	265
Research and development expenses
Personnel related expenses	4,784	5,517	9,579	12,366
External expenses	3,035	3,249	6,175	6,972
Facility and other overhead expenses	1,767	2,098	3,472	4,128
Total research and development expenses	9,586	10,864	19,226	23,466
General and administrative expenses
Personnel related expenses	4,743	5,445	9,362	11,045
External expenses	1,701	2,035	3,495	4,085
Facility and other overhead expenses	209	204	415	469
Total general and administrative expenses	6,653	7,684	13,272	15,599
Amortization of intangibles	3,053	3,228	9,081	6,456
Other operating income (expense), net	150	(1,922)	104	(2,672)
Total costs and operating expenses	20,052	20,116	42,308	43,114
Total other income, net	425	463	989	1,001
Income tax benefit (expense)	353	(119)	(89)	(13)
Net loss	$(5,859)	$(15,875)	$(13,566)	$(34,075)

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

Overview

OmniAb licenses cutting-edge discovery research technology to pharmaceutical and biotech companies and academic institutions to enable the discovery of next-generation therapeutics. Our technology platform creates and screens diverse antibody repertoires and is designed to quickly identify optimal antibodies and other target-binding proteins for our partners’ drug development efforts. This includes xPloration, our AI-powered, high-throughput single B-cell screening platform. At the heart of the OmniAb platform is what we call Biological Intelligence™, which powers the immune systems of our proprietary, engineered transgenic animals to create optimized antibody candidates for human therapeutics.

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

As of June 30, 2026, we had 110 active partners with 425 active programs using the OmniAb technology platform, including 29 OmniAb-derived antibodies in clinical development by our partners, two under regulatory review, and three approved products developed and commercialized by our partners.

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

Metric	Active Partners	Active Programs	Active Clinical Programs and Approved Products	Approved Products
December 31, 2025	107	407	32	3
Additions	6	25	4	—
Terminations	(3)	(7)	(2)	—
June 30, 2026	110	425	34	3

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	Change	% Change
License and milestone revenue	$9,515	$1,242	$8,273	666%
Service revenue	2,473	1,936	537	28%
xPloration revenue	1,161	608	553	91%
Royalty revenue	266	111	155	140%
Total revenue	$13,415	$3,897	$9,518	244%

•License and milestone revenue fluctuates depending on the timing of new license agreements with partners and partners’ achievement of milestones. Because of these factors, license and milestone revenue could fluctuate significantly from period to period. License and milestone revenue increased primarily due to a $8.3 million increase in milestone revenue.
•Service revenue increased primarily as a result of an increase in ion channel programs.
•xPloration revenue increased primarily as a result of instrument sales and related consumables.
•Royalty revenue increased primarily due to higher net sales from partners’ product sales in China.

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Change	% Change
License and milestone revenue	$21,540	$3,263	$18,277	560%
Service revenue	4,580	3,839	741	19%
xPloration revenue	1,215	650	565	87%
Royalty revenue	507	299	208	70%
Total revenue	$27,842	$8,051	$19,791	246%

•License and milestone revenue increased primarily due to a $18.3 million increase in milestone revenue.
•Service revenue increased primarily as a result of an increase in ion channel programs.
•xPloration revenue increased primarily as a result of instrument sales and related consumables.
•Royalty revenue increased primarily due to higher net sales from partners’ product sales in China.

Costs and Operating Expenses

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	Change	% Change
Cost of xPloration revenue	$610	$262	$348	133%
Research and development	9,586	10,864	(1,278)	(12)%
General and administrative	6,653	7,684	(1,031)	(13)%
Amortization of intangibles	3,053	3,228	(175)	(5)%
Other operating expense (income), net	150	(1,922)	2,072	(108)%
Total costs and operating expenses	$20,052	$20,116	$(64)	—%

•Cost of xPloration revenue consists of contract manufacturing costs, material parts costs and associated freight, shipping and handling costs, royalty costs, and other direct costs related to xPloration revenue recognized in the period. Cost of xPloration revenue increased as a result of higher instrument and consumables sales compared with the prior year period.
•Research and development expenses consist of (1) personnel related expenses, including salaries, benefits and share-based compensation, (2) external expenses, including third-party costs for goods and services such as lab supplies and contract research, and (3) facility and other overhead expenses, including depreciation and occupancy costs. Research and development expenses declined primarily due to lower personnel costs, including share-based compensation and salaries and wages resulting from our 2025 reorganizations, as well as lower facility-related costs following a fixed asset impairment charge recorded in the fourth quarter of 2025.

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	Change	% Change
Personnel related expenses	$4,784	$5,517	$(733)	(13)%
External expenses	3,035	3,249	(214)	(7)%
Facility and other overhead expenses	1,767	2,098	(331)	(16)%
Total research and development expenses	$9,586	$10,864	$(1,278)	(12)%

•General and administrative expenses declined primarily due to lower personnel costs, including share-based compensation and salaries and wages resulting from our 2025 reorganizations, and lower other professional fees.
•Other operating expense (income), net during the three months ended June 30, 2026 primarily includes a contingent liability adjustment associated with certain ion channel programs. Other operating income, net during the three months ended June 30, 2025 includes a gain of $3.0 million from the sale in May 2025 of a small molecule Kv7.2 program to Angelini Pharma S.p.A. (“Angelini”), partially offset by the contingent liability adjustment associated with that program of $1.0 million.

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Change	% Change
Cost of xPloration revenue	$625	$265	$360	136%
Research and development	19,226	23,466	(4,240)	(18)%
General and administrative	13,272	15,599	(2,327)	(15)%
Amortization of intangibles	9,081	6,456	2,625	41%
Other operating expense (income), net	104	(2,672)	2,776	(104)%
Total costs and operating expenses	$42,308	$43,114	$(806)	(2)%

•Cost of xPloration revenue increased as a result of higher instrument and consumables sales compared with the prior year period.
•Research and development expenses declined primarily due to (1) lower personnel costs including reduced severance, salaries, and share-based compensation resulting from our 2025 reorganizations, (2) lower external expenses primarily from certain ion channel programs, and (3) lower facility expenses from reduced depreciation following the Icagen fixed asset impairment in 2025.

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Change	% Change
Personnel related expenses	$9,579	$12,366	$(2,787)	(23)%
External expenses	6,175	6,972	(797)	(11)%
Facility and other overhead expenses	3,472	4,128	(656)	(16)%
Total research and development expenses	$19,226	$23,466	$(4,240)	(18)%
•General and administrative expenses declined primarily due to lower personnel expenses related to lower share-based compensation, lower salaries and wages from reduced headcount following our 2025 reorganizations, and lower other professional fees.
•Amortization of intangibles increased primarily due to the write-off of the net carrying value of $2.9 million of certain legacy small molecule ion channel intangible assets.
•Other operating expense (income), net during the six months ended June 30, 2026 primarily includes a contingent liability adjustment associated with certain ion channel programs. Other operating income, net during the six months ended June 30, 2025 includes a gain of $3.0 million from the sale in May 2025 of a small molecule Kv7.2 program to Angelini and a $0.9 million reduction in contingent liabilities attributed to changes in certain ion channel programs, which were partially offset by the $1.0 million contingent liability adjustment associated with the Angelini program.

Other Income (Expense), net

Other income (expense), net during the three and six months ended June 30, 2026 and 2025 primarily related to interest earned on short-term investments and remained relatively consistent period over period.

Income Tax Benefit (Expense)

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	Change	% Change
Loss before income taxes	$(6,212)	$(15,756)	$9,544	(61)%
Income tax benefit (expense)	353	(119)	472	(397)%
Net loss	$(5,859)	$(15,875)	$10,016	(63)%
Effective tax rate	5.7%	(0.8)%

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Change	% Change
Loss before income taxes	$(13,477)	$(34,062)	$20,585	(60)%
Income tax expense	(89)	(13)	(76)	585%
Net loss	$(13,566)	$(34,075)	$20,509	(60)%
Effective tax rate	(0.7)%	0.0%

Our effective tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions. The tax rate is also affected by discrete items that may occur in any given year but are not consistent from year to year.

Our effective tax rate for each of the three and six months ended June 30, 2026 and 2025 differed from the federal statutory tax rate of 21.0% primarily due to the valuation allowance established on federal and state attributes, the tax impact of stock award activities, and the benefit related to research and development tax credits.

Liquidity and Capital Resources
As of June 30, 2026, our cash, cash equivalents and short-term investments were $52.0 million. We believe our existing cash, cash equivalents and short-term investments are sufficient to support operations through at least the next 12 months from the date of issuance of these financial statements.

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

In December 2023, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in an “at the market” (“ATM”) offerings program through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. We are not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. During the six months ended June 30, 2026, we sold no shares of our common stock under the Sales Agreement. As of June 30, 2026, $88.3 million remains available under the Sales Agreement for future sales of our common stock.

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

Cash Flow Summary

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(2,235)	$(21,018)	$18,783
Investing activities	814	11,421	(10,607)
Financing activities	$233	$280	$(47)

Cash from Operating Activities:

During the six months ended June 30, 2026, cash used in operating activities of $2.2 million primarily reflected our net loss of $13.6 million and changes in our operating assets and liabilities in the amount of $6.1 million, partially offset by net non-cash charges of $17.5 million which primarily included $9.1 million in amortization of intangible assets, $6.5 million in share-based compensation, $1.2 million in depreciation of property and equipment, and $1.2 million in amortization of operating lease right-of-use assets.

During the six months ended June 30, 2025, cash used in operating activities of $21.0 million primarily reflected our net loss of $34.1 million, changes in our operating assets and liabilities in the amount of $1.5 million, partially offset by net non-cash charges of $14.6 million which primarily included $8.3 million in share-based compensation, $6.5 million in amortization of intangible assets, a gain on sale of an ion channel assets of $3.0 million, $1.8 million in depreciation of property and equipment, and $1.1 million in amortization of operating lease right-of-use assets.

Cash from Investing Activities:

During the six months ended June 30, 2026, cash provided by investing activities of $0.8 million primarily consisted of $34.1 million of proceeds from the maturity of short-term investments, partially offset by $33.0 million of cash used to purchase short-term investments.

During the six months ended June 30, 2025, cash provided by investing activities of $11.4 million primarily consisted of $27.3 million of proceeds from the maturity of short-term investments and $3.0 million of proceeds from the sale of an ion channel asset, partially offset by $18.6 million of cash used to purchase short-term investments.

Cash from Financing Activities:

During the six months ended June 30, 2026 and 2025, cash provided by financing activities was $0.2 million and $0.3 million, which primarily consisted of proceeds from the issuance of common stock from stock plans.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2026, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Annual Report.

Recent Accounting Pronouncements

For the summary of recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to our financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2026, there were no material changes to our market risks from the discussion provided in Item 7A of our 2025 Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2026, none of our officers or directors adopted, modified, or terminated any such trading arrangements.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1+	Agreement and Plan of Merger, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Orwell Merger Sub Inc., Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	2.1
2.2+	Separation and Distribution Agreement, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	2.2
3.1	Certificate of Incorporation of the Registrant	10-K	001-40720	March 30, 2023	3.1
3.2	Bylaws of the Registrant	8-K	001-40720	November 7, 2022	3.2
4.1	Warrant Agreement, dated August 9, 2021, between Avista Public Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40720	August 12, 2021	4.1
4.2	Assignment, Assumption and Amendment Agreement, dated November 1, 2022, by and among OmniAb, Inc., Continental Stock Transfer & Trust Company and Computershare Trust Company, N.A.	8-K	001-40720	November 7, 2022	4.2
4.3	Specimen Warrant Certificate	S-1/A	333-257177	July 28, 2021	4.3
4.4	Specimen Common Stock Certificate of OmniAb, Inc.	S-4	333-264525	September 27, 2022	4.5
10.1+#	Change in Control Severance Agreement, effective July 13, 2026, between OmniAb, Inc. and Amechi Nwachuku					X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

Date:	August 6, 2026	By:	/s/ Kurt Gustafson
Kurt Gustafson
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)