Form 10-Q
period 2026-09-30
OmniAb, Inc.
filed 2026-10-30
CIK 1846253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2026, the registrant had 145,860,318 shares of common stock outstanding.

Part I – Financial Information
Item 1. Financial Statements
OMNIAB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,883	$25,524
Short-term investments	41,327	28,501
Accounts receivable, net	2,573	7,390
Prepaid expenses and other current assets	4,195	3,926
Total current assets	70,978	65,341
Intangible assets, net	113,015	125,149
Goodwill	83,979	83,979
Property and equipment, net	7,939	9,428
Operating lease right-of-use assets	13,865	15,545
Restricted cash	560	560
Other long-term assets	584	912
Total assets	$290,920	$300,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,405	$1,879
Accrued expenses and other current liabilities	5,412	6,291
Current contingent liabilities	793	1,044
Current deferred revenue	5,238	3,161
Current operating lease liabilities	4,005	3,879
Total current liabilities	16,853	16,254
Long-term contingent liabilities	219	315
Deferred income taxes, net	756	785
Long-term operating lease liabilities	14,133	16,455
Long-term deferred revenue	9,735	—
Other long-term liabilities	64	78
Total liabilities	41,760	33,887
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2026 and December 31, 2025; 145,855,652 and 144,308,383 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	15	14
Additional paid-in capital	444,690	433,180
Accumulated other comprehensive income (loss)	(72)	12
Accumulated deficit	(195,473)	(166,179)
Total stockholders’ equity	249,160	267,027
Total liabilities and stockholders’ equity	$290,920	$300,914

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
License and milestone revenue	$100	$616	$21,640	$3,879
Service revenue	2,835	1,188	7,415	5,027
xPloration revenue	703	74	1,918	724
Royalty revenue	355	361	862	660
Total revenue	3,993	2,239	31,835	10,290
Costs and operating expenses:
Cost of xPloration revenue	309	29	934	294
Research and development	9,553	10,379	28,779	33,845
General and administrative	7,244	6,777	20,516	22,376
Amortization of intangibles	3,053	3,228	12,134	9,684
Other operating expense (income), net	202	(34)	306	(2,706)
Total costs and operating expenses	20,361	20,379	62,669	63,493
Loss from operations	(16,368)	(18,140)	(30,834)	(53,203)
Other income (expense), net:
Interest income	524	462	1,445	1,435
Other income (expense), net	(11)	(8)	57	20
Total other income, net	513	454	1,502	1,455
Loss before income taxes	(15,855)	(17,686)	(29,332)	(51,748)
Income tax benefit	127	1,161	38	1,148
Net loss	$(15,728)	$(16,525)	$(29,294)	$(50,600)

Net loss per share, basic and diluted	$(0.12)	$(0.14)	$(0.23)	$(0.46)

Weighted-average shares outstanding, basic and diluted	129,295	114,726	128,782	108,865

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(15,728)	$(16,525)	$(29,294)	$(50,600)
Unrealized net gain (loss) on available-for-sale securities	(52)	7	(84)	(22)
Comprehensive loss	$(15,780)	$(16,518)	$(29,378)	$(50,622)

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2026	144,308,383	$14	$433,180	$12	$(166,179)	$267,027
Net loss	—	—	—	—	(7,707)	(7,707)
Share-based compensation	—	—	3,340	—	—	3,340
Issuance of common stock under stock compensation plans	475,430	—	—	—	—	—
Unrealized net loss on available-for-sale securities	—	—	—	(14)	—	(14)
Balance at March 31, 2026	144,783,813	$14	$436,520	$(2)	$(173,886)	$262,646
Net loss	—	—	—	—	(5,859)	(5,859)
Share-based compensation	—	—	3,159	—	—	3,159
Issuance of common stock under stock compensation plans	606,585	1	345	—	—	346
Unrealized net loss on available-for-sale securities	—	—	—	(18)	—	(18)
Balance at June 30, 2026	145,390,398	$15	$440,024	$(20)	$(179,745)	$260,274
Net loss	—	—	—	—	(15,728)	(15,728)
Share-based compensation	—	—	3,058	—	—	3,058
Issuance of common stock under stock compensation plans	465,254	—	1,608	—	—	1,608
Unrealized net loss on available-for-sale securities	—	—	—	(52)	—	(52)
Balance at September 30, 2026	145,855,652	$15	$444,690	$(72)	$(195,473)	$249,160

Balance at January 1, 2025	121,599,488	$12	$388,979	$27	$(101,400)	$287,618
Net loss	—	—	—	—	(18,200)	(18,200)
Share-based compensation	—	—	4,144	—	—	4,144
Issuance of common stock under stock compensation plans	535,453	—	44	—	—	44
Unrealized net loss on available-for-sale securities	—	—	—	(19)	—	(19)
ATM facility issuance costs	—	—	(71)	—	—	(71)
Balance at March 31, 2025	122,134,941	$12	$393,096	$8	$(119,600)	$273,516
Net loss	—	—	—	—	(15,875)	(15,875)
Share-based compensation	—	—	4,111	—	—	4,111
Issuance of common stock under stock compensation plans	566,353	—	297	—	—	297
Unrealized net loss on available-for-sale securities	—	—	—	(10)	—	(10)
ATM facility issuance costs	—	—	25	—	—	25
Balance at June 30, 2025	122,701,294	$12	$397,529	$(2)	$(135,475)	$262,064
Net loss	—	—	—	—	(16,525)	(16,525)
Share-based compensation	—	—	3,963	—	—	3,963
Unrealized net gain on available-for-sale securities	—	—	—	7	—	7
Issuance of common stock in private placement, net of commissions and issuance costs	21,254,106	2	27,933	—	—	27,935
Balance at September 30, 2025	143,955,400	$14	$429,425	$5	$(152,000)	$277,444
See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(29,294)	$(50,600)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,741	2,692
Amortization of intangible assets	12,134	9,684
Amortization of operating lease right-of-use assets	1,764	1,671
Share-based compensation	9,557	12,218
Amortization of discounts on short-term investments, net	(540)	(614)
Deferred income taxes, net	(29)	(1,148)
Change in estimated fair value of contingent liabilities	(84)	201
Gain on sale of ion channel asset	—	(3,000)
Other	17	153
Changes in operating assets and liabilities, net:
Accounts receivable, net	4,892	2,369
Prepaid expenses and other current assets	(261)	(322)
Other long-term assets	328	512
Accounts payable, accrued expenses, and other liabilities	(1,342)	(1,491)
Operating lease liabilities	(2,280)	(2,095)
Deferred revenue	11,737	(1,011)
Net cash provided by (used in) operating activities	8,340	(30,781)
Investing activities:
Purchases of short-term investments	(49,039)	(38,578)
Proceeds from the maturity of short-term investments	36,644	39,800
Purchases of property and equipment	(277)	(556)
Proceeds from sale of short-term investments	—	90
Proceeds from sale of ion channel asset	—	3,000
Net cash (used in) provided by investing activities	(12,672)	3,756
Financing activities:
Payment of contingent liabilities	(263)	(450)
Proceeds from issuance of common stock from stock plans	1,954	341
Proceeds from issuance of common stock in private placement, net of commissions	—	28,199
Payment of transaction costs	—	(126)
Net cash provided by financing activities	1,691	27,964
Net change in cash, cash equivalents and restricted cash	(2,641)	939
Cash, cash equivalents and restricted cash at beginning of period	26,084	28,158
Cash, cash equivalents and restricted cash at end of period	$23,443	$29,097
Supplemental cash flow information:
Deferred revenue recorded in accounts receivable	$75	$192
Supplemental non-cash investing and financing activities:
Transaction costs recorded in accounts payable and other current liabilities	$—	$198

See accompanying notes to unaudited condensed consolidated financial statements.

OMNIAB, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

Description of Business

OmniAb, Inc. (“OmniAb” or the “Company”) is a biotechnology company that licenses cutting-edge discovery research technology to the pharmaceutical and biotech industries and academic institutions to enable the discovery of next-generation therapeutics. The Company’s technology platform creates and screens diverse antibody repertoires and is designed to quickly identify optimal antibodies and other target-binding proteins for its partners’ drug development efforts. This includes xPloration®, the Company's AI-powered, high-throughput single B-cell screening platform. At the heart of the OmniAb platform is something the Company calls Biological Intelligence™, which powers the immune systems of its proprietary, transgenic animals to create optimized candidates for human therapeutics. The Company primarily derives revenue from license fees for technology access, milestones from partnered programs and service revenue from research programs as well as revenue associated with the xPloration platform.

Basis of Presentation

The Company’s accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The financial information for the three and nine months ended September 30, 2026 and 2025, is unaudited but includes all normal and recurring adjustments unless indicated otherwise, which the Company considered necessary for fair presentation of its condensed consolidated statements of operations and comprehensive loss. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC and have not materially changed during the nine months ended September 30, 2026. The Company believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows:

(in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$22,883	$25,524
Restricted cash	560	560
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$23,443	$26,084

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

Financial Instruments Measured on a Recurring Basis

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	Fair Value Measurements as of September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$16,073	$—	$—	$16,073
Total cash equivalents	$16,073	$—	$—	$16,073

Short-term investments:
Government securities	$13,112	$—	$—	$13,112
Corporate debt securities	—	17,466	—	17,466
Commercial paper	—	10,749	—	10,749
Total short-term investments	$13,112	$28,215	$—	$41,327

Liabilities:
Current contingent liabilities	$—	$—	$793	$793
Long-term contingent liabilities	—	—	219	219
Total contingent liabilities	$—	$—	$1,012	$1,012

	Fair Value Measurements as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,080	$—	$—	$20,080
Total cash equivalents	$20,080	$—	$—	$20,080

Short-term investments:
Government securities	$28,501	$—	$—	$28,501
Total short-term investments	$28,501	$—	$—	$28,501

Liabilities:
Current contingent liabilities	$—	$—	$1,044	$1,044
Long-term contingent liabilities	—	—	315	315
Total contingent liabilities	$—	$—	$1,359	$1,359

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable, other assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their relatively short periods to maturity.

Available-for-Sale Securities

The Company obtains the fair value of its Level 2 available-for-sale securities from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2026. There were no level 2 available-for-sale securities as of December 31, 2025. The Company has not transferred any investment securities between classification levels.

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

A reconciliation of the Level 3 financial instruments as of September 30, 2026 and December 31, 2025 is as follows:

(in thousands)	Icagen
Balance as of January 1, 2025	$1,484
Payments of contingent liabilities	(450)
Fair value adjustments to contingent liabilities	325
Balance as of December 31, 2025	$1,359
Payments of contingent liabilities	(263)
Fair value adjustments to contingent liabilities	(84)
Balance as of September 30, 2026	$1,012

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

4. Short-Term Investments

The Company classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. The following tables summarize short-term investments as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Corporate debt securities	$17,513	$1	$(48)	$17,466
Government securities	13,119	—	(7)	13,112
Commercial paper	10,767	—	(18)	10,749
Total short-term investments	$41,399	$1	$(73)	$41,327

	As of December 31, 2025
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Government securities	$28,489	$12	$—	$28,501
Total short-term investments	$28,489	$12	$—	$28,501
The Company classified all investments with maturity dates beyond three months at the date of purchase as short-term investments in the condensed consolidated balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. The following table summarizes available-for-sale investments by maturity as of September 30, 2026:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$38,890	$38,830
Due after one year through five years	2,509	2,497
Due after five years	—	—
Total short-term investments	$41,399	$41,327

The following tables summarize the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and the length of time that individual securities have been in a continuous loss position, as of September 30, 2026:

	As of September 30, 2026
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Government securities	9	11,611	(7)	—	—	—	9	11,611	(7)
Corporate debt securities	29	$16,458	$(48)	—	$—	$—	29	$16,458	$(48)
Commercial paper	19	10,259	(18)	—	—	—	19	10,259	(18)
	57	$38,328	$(73)	—	$—	$—	57	$38,328	(73)

The Company had certain available-for-sale debt securities in an unrealized loss position without an allowance for credit loss as of September 30, 2026. Unrealized losses on these debt securities have not been recognized into income because (1) the issuers have high credit quality, (2) management does not intend to sell and it is likely that management will not be required to sell these securities prior to their anticipated recovery and (3) the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the securities, and the fair value is expected to recover as the bonds approach maturity.

5. Balance Sheet Account Details

Accounts Receivable, Unbilled Receivables and Deferred Revenue

Unbilled receivables were $0.9 million and $0.8 million as of September 30, 2026 and December 31, 2025, respectively. Current deferred revenue was $5.2 million and $3.2 million as of September 30, 2026 and December 31, 2025, respectively, and long-term deferred revenue was $9.7 million and nil as of September 30, 2026 and December 31, 2025, respectively.

During the three and nine months ended September 30, 2026, the amount recognized as revenue that was previously deferred at June 30, 2026 and December 31, 2025 was $1.0 million and $2.3 million, respectively. During the three and nine months ended September 30, 2025, the amount recognized as revenue that was previously deferred at June 30, 2025 and December 31, 2024 was $0.4 million and $2.2 million, respectively.

Deferred revenue includes amounts allocated to performance obligations that are satisfied over time and material-right performance obligations. As described further below, certain contractual options to receive additional research services represent a material right because such services may be obtained without payment of an additional upfront fee. Amounts allocated to such material rights are included in deferred revenue and recognized as the related optional services are provided or the rights expire.

Material-Right Performance Obligation

In August 2026, the Company entered into a research collaboration and license agreement with a pharmaceutical company that included a nonrefundable $12.5 million upfront payment. The arrangement includes a combined performance obligation consisting of license rights and research services, which is satisfied over time, and a separate material-right performance obligation associated with the partner’s option to continue receiving research services during the initial three-year research term without paying an additional upfront fee. Because the partner may terminate the arrangement without cause upon prior written notice and without a substantive termination penalty, the enforceable contract term for the combined performance obligation is generally limited to the termination notice period. The partner’s termination right does not affect the nonrefundable nature of the initial $12.5 million upfront payment.

The Company presents the entire contract liability as deferred revenue on its consolidated balance sheet. As of September 30, 2026, the $12.5 million balance related to this agreement consisted of $0.4 million attributable to services expected to be provided during the enforceable notice period and $12.1 million attributable to the material-right obligation, comprising $2.7 million classified as current and $9.4 million classified as noncurrent. Revenue attributable to the combined performance obligation is recognized over time using a cost-to-cost input method, while the material-right obligation is recognized as the related optional services are provided or the right expires.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Prepaid expenses	$2,788	$1,991
xPloration related inventory	1,074	823
Other current assets	333	1,112
Total prepaid expenses and other current assets	$4,195	$3,926

Property and Equipment, Net

Property and equipment, net, consisted of the following as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Leasehold improvements	$17,745	$17,745
Lab and office equipment	10,287	10,178
Computer hardware and software	791	791
Construction in progress	22	46
Property and equipment, at cost	28,845	28,760
Less accumulated depreciation	(20,906)	(19,332)
Total property and equipment, net	$7,939	$9,428

Depreciation expense, which is included in operating expenses, was $0.5 million and $1.7 million during the three and nine months ended September 30, 2026, respectively, and $0.9 million and $2.7 million during the three and nine months ended September 30, 2025, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Compensation	$4,682	$5,788
Professional service fees	310	262
Royalties owed to third parties	141	67
Other	279	174
Total accrued expenses and other current liabilities	$5,412	$6,291

6. Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Goodwill	$83,979	$83,979
Finite-lived intangible assets
Completed technology	233,158	233,158
Less: Accumulated amortization	(120,143)	(110,984)
Customer relationships	11,100	11,100
Less: Accumulated amortization	(11,100)	(8,125)
Intangible assets, net	$113,015	$125,149
Total goodwill and other identifiable intangible assets, net	$196,994	$209,128

Goodwill

There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2026 and 2025.

Intangible Assets

Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of up to 20 years and is reflected within “Amortization of intangibles” in the condensed consolidated statements of operations. Amortization expense of $3.1 million and $12.1 million was recognized during the three and nine months ended September 30, 2026, respectively. Amortization expense of $3.2 million and $9.7 million was recognized during the three and nine months ended September 30, 2025, respectively.

During the nine months ended September 30, 2026, the Company identified a triggering event over its customer relationship intangible asset within the legacy small molecule ion channel asset group. The triggering event resulted from the discontinuation of certain legacy small molecule ion channel programs, which resulted in the Company having no expected future cash flows from the customer relationship. The Company did not control the timing or outcome of the decision to discontinue the legacy small molecule programs. As a result of this triggering event, the Company performed an impairment assessment under ASC 360 and recorded an impairment charge of $2.9 million during the first quarter of 2026 which fully impaired the customer relationship intangible asset. The impairment charge was recorded as “Amortization of intangibles” in the condensed consolidated statements of operations. For the nine months ended September 30, 2025, there was no impairment of finite-lived intangible assets.

The remaining weighted-average useful life of finite-lived intangible assets is 9.5 years. At September 30, 2026, future amortization expense on intangible assets is estimated to be as follows (in thousands):

Dates	Amount
Remaining three months ending December 31, 2026	$3,053
2027	12,212
2028	12,212
2029	12,212
2030	12,017
Thereafter	61,309
Total future amortization expense	$113,015

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

7. Commitments and Contingencies

Lease Commitments

The Company’s corporate headquarters are located in Emeryville, California and its research facilities are located in Emeryville and Dixon, California, Durham, North Carolina and Tucson, Arizona. It leases approximately 70,000 square feet of space under leases expiring from 2027 to 2032.

The below tables provide supplemental cash flow and other information related to operating leases (in thousands, except for lease term and discount rate):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:	$2,914	$2,820
Right-of-use assets obtained in exchange for lease obligations:	$84	$—

	As of September 30,
	2026	2025
Weighted average remaining lease term (in years)	5.2	6.1
Weighted average discount rate	4.4%	4.4%

In addition to base rent, certain of the Company’s operating leases require variable payments. These variable lease costs include amounts relating to common area maintenance and are expensed when the obligation for those payments is incurred and are recognized as operating expenses in the condensed consolidated statements of operations. The following table summarizes the components of operating lease expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$801	$799	$2,400	$2,397
Variable lease cost	422	427	1,104	1,106
Total lease costs	$1,223	$1,226	$3,504	$3,503

Future minimum lease commitments are as follows as of September 30, 2026 (in thousands):

Dates	Operating Leases
Remaining three months ending December 31, 2026	$995
2027	4,038
2028	4,107
2029	3,307
2030	3,235
Thereafter	4,756
Total lease payments	20,438
Less imputed interest	(2,300)
Present value of lease liabilities	$18,138

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

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 1,100,000,000. The total amount of authorized capital stock consists of 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of September 30, 2026, no shares of preferred stock were issued or outstanding.

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

Earnout Shares

Some of the Company’s shares of common stock are subject to certain price-based earnout triggers (the “Earnout Shares”). Earnout Shares vest based upon the achievement of certain volume-weighted average trading prices (“VWAP”) for shares of the Company for any 20 trading days over a consecutive 30 trading-day period during the five-year period following the Closing Date, with (i) 50% of such Earnout Shares vesting upon achievement of a VWAP of $12.50 per share of common stock or upon the occurrence of a change of control transaction that will result in the holders of common stock receiving a price per share in excess of $12.50, and (ii) the remaining 50% of the Earnout Shares vesting upon achievement of a VWAP of $15.00 per share of common stock or upon the occurrence of a change of control transaction that will result in the holders of common stock receiving a price per share in excess of $15.00. The Earnout Shares are not transferable until the vesting condition for the applicable tranche of Earnout Shares has been achieved. Prior to vesting, holders of Earnout Shares are entitled to exercise the voting rights carried by such shares and receive any dividends or other distributions in respect of such shares. As of September 30, 2026, 14,999,243 Earnout Shares were issued and outstanding.

Pursuant to the Sponsor Insider Letter Agreement executed concurrently with the Merger Agreement, by and among APAC, Avista Acquisition LP II (the “Sponsor”), Legacy OmniAb and certain insiders of APAC, 1,293,299 shares of OmniAb common stock held by the Sponsor became subject to the same price-based vesting conditions as the Earnout Shares (the “Sponsor Earnout Shares”). The Sponsor Earnout Shares are accounted for as equity-classified equity instruments and recorded in additional paid-in capital as part of the Business Combination. As of September 30, 2026, 1,293,299 Sponsor Earnout Shares were issued and outstanding.

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

As of September 30, 2026, the aggregate number of shares of our common stock that may be issued under the 2022 Plan is 43,729,517 shares. In addition, the number of shares of our common stock available for issuance under the 2022 Plan will be annually increased on January 1 of each calendar year beginning in 2023 and ending in 2032 by an amount equal to the lesser of (i) a number equal to 5% of the fully-diluted shares on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as is determined by the Company's board of directors.

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

At the Market Offering

In December 2023, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100.0 million in “at the market” (“ATM”) offerings through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of its common stock made pursuant to the Sales Agreement are made under its shelf registration statement on Form S‐3 which was filed on December 8, 2023 and declared effective by the SEC on December 18, 2023. The Company is not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No shares of common stock in the ATM offering were issued during the nine months ended September 30, 2026.

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

9. Share-Based Compensation

Share-Based Compensation Expense

The Company recognized share-based compensation expense by function as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
General and administrative	$1,926	$2,404	$5,964	$7,454
Research and development	1,132	1,559	3,593	4,764
Total share-based compensation expense	$3,058	$3,963	$9,557	$12,218

The Company recognized share-based compensation expense by award type as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Stock options	$2,246	$2,877	$6,874	$8,991
Restricted stock units	745	938	2,348	2,776
Employee share purchase plan	67	148	335	451
Total share-based compensation expense	$3,058	$3,963	$9,557	$12,218

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

The fair value of each option issued was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025 (1)	2026	2025
Risk-free interest rate	4.5%	—%	3.9%	4.4%
Expected volatility	57.1%	—%	58.0%	52.7%
Expected term (years)	6.0	0.0	6.0	6.0
Dividend yield	—%	—%	—%	—%
_____________
(1)There were no options granted during the three months ended September 30, 2025.

The following table summarizes stock option activity under the Company’s equity award plans:

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at January 1, 2026	17,951,124	$5.70
Granted	7,426,750	$1.78
Exercised	(469,984)	$3.43
Cancelled/Expired	(1,167,278)	$5.79
Outstanding at September 30, 2026	23,740,612	$4.51	7.5	$36,698
Exercisable at September 30, 2026	13,505,768	$5.95	6.4	$12,155
_____________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for in the money options as of September 30, 2026.

As of September 30, 2026, unrecognized share-based compensation expense related to OmniAb options was $14.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.30 years.

The aggregate intrinsic value of OmniAb options exercised by OmniAb service providers during the nine months ended September 30, 2026 was $0.4 million. Cash received from OmniAb options exercised by OmniAb service providers during the nine months ended September 30, 2026 was $1.6 million.

There were no OmniAb options exercised by Ligand service providers during the nine months ended September 30, 2026.

Restricted Stock Units

RSUs generally represent the right to receive a certain number of shares of common stock subject to certain vesting conditions and other restrictions. RSUs generally vest over three years. The fair value of RSUs is determined by the closing market price on the grant date.

The following table summarizes RSU activity during the nine months ended September 30, 2026 under the Company’s equity awards plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2026	1,629,394	$3.91
Granted	1,172,313	$1.74
Vested	(797,778)	$3.81
Forfeited	(43,258)	$2.67
Unvested balance at September 30, 2026	1,960,671	$2.68

As of September 30, 2026, unrecognized stock-based compensation expense related to OmniAb RSUs was $3.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.22 years.

The aggregate intrinsic value of OmniAb RSUs vested for OmniAb service providers during the nine months ended September 30, 2026 was $1.4 million.

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

As of September 30, 2026, the aggregate number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP equals 4,808,025 shares of the Company’s common stock. In addition, on the first day of each calendar year beginning on January 1, 2023 and ending on (and including) January 1, 2032, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (i) 1% of the fully diluted shares outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by the Company’s board of directors.

As of September 30, 2026, there was $0.2 million of unrecognized share-based compensation expense associated with the ESPP, which is expected to be recognized over a remaining weighted-average period of 0.71 years.

During the nine months ended September 30, 2026, there were 279,507 shares issued pursuant to the ESPP.

10. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the valuation allowance placed on deferred tax assets, change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The Company’s effective tax rate for the three and nine months ended September 30, 2026 was 0.8% and 0.1%, respectively, compared with 6.6% and 2.2%, respectively, for the corresponding periods in 2025. The variances in each period from the U.S. federal statutory tax rate of 21.0% was primarily due to the valuation allowance established on federal and state attributes and the tax impact of stock award activities that was partially offset with the benefit related to research and development tax credits.

The Company considered the realizability of the deferred tax assets and recorded a valuation allowance as necessary for the amount of deferred tax assets which are not more likely than not to be realized as of September 30, 2026.

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

The following table outlines the basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net loss	$(15,728)	$(16,525)	$(29,294)	$(50,600)
Weighted-average shares outstanding, basic and diluted	129,295	114,726	128,782	108,865
Net loss per share, basic and diluted	$(0.12)	$(0.14)	$(0.23)	$(0.46)

The following table outlines common share equivalents which were excluded from the computation of diluted net loss per share, as the effect of their inclusion would be anti-dilutive or the share equivalents were contingently issuable as of each period presented:

	September 30,
	2026	2025
Options to purchase common stock issued and outstanding(1)	26,899,694	23,047,055
Earnout shares	16,292,542	16,292,542
Private placement warrants	8,233,333	8,233,333
Public warrants	7,666,667	7,666,667
Restricted stock units issued and outstanding	1,960,671	1,930,320
Forward purchase warrants	1,666,667	1,666,667
Backstop warrants	1,445,489	1,445,489
Shares expected to be purchased under employee stock purchase plan	84,365	948,967
Total anti-dilutive shares	64,249,428	61,231,040
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

The following table outlines information about segment revenues, significant segment expenses, and segment net loss for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$3,993	$2,239	$31,835	$10,290
Cost of xPloration revenue	309	29	934	294
Research and development expenses
Personnel related expenses	4,577	5,552	14,156	17,918
External expenses	3,150	2,733	9,325	9,705
Facility and other overhead expenses	1,826	2,094	5,298	6,222
Total research and development expenses	9,553	10,379	28,779	33,845
General and administrative expenses
Personnel related expenses	4,839	5,074	14,201	16,119
External expenses	2,198	1,505	5,693	5,590
Facility and other overhead expenses	207	198	622	667
Total general and administrative expenses	7,244	6,777	20,516	22,376
Amortization of intangibles	3,053	3,228	12,134	9,684
Other operating expense (income), net	202	(34)	306	(2,706)
Total costs and operating expenses	20,361	20,379	62,669	63,493
Total other income, net	513	454	1,502	1,455
Income tax benefit	127	1,161	38	1,148
Net loss	$(15,728)	$(16,525)	$(29,294)	$(50,600)

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, our expected cash runway, our business strategy, our expectations regarding the application of, and the rate and degree of market acceptance of, our OmniAb® technology platform and other technologies, our expectations regarding the addressable markets for our technologies, including the growth rate of the markets in which we operate, the potential for and timing of receipt of milestone, service, and royalty revenue under our license agreements with partners and revenue from xPloration platform sales, our research and development plans, the potential for our partnered or internal programs to progress in their development, the anticipated timing of the initiation and completion of preclinical studies and clinical trials by our partners, the timing and likelihood of regulatory filings and product approvals by our partners, the potential for and timing and geographic markets of any commercial product launches by our partners and potential for commercial success, our ability to enter into any new, or maintain existing, strategic partnerships or collaborative relationships, our ability to obtain and maintain intellectual property protection for our platform, products and technologies, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated business development and product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Overview

OmniAb licenses cutting-edge discovery research technology to pharmaceutical and biotech companies and academic institutions to enable the discovery of next-generation therapeutics. Our technology platform creates and screens diverse antibody repertoires and is designed to quickly identify optimal antibodies and other target-binding proteins for our partners’ drug development efforts. This includes xPloration, our AI-powered, high-throughput single B-cell screening platform. The xPloration platform includes an instrument, proprietary single-use consumables, software and related services.

At the heart of the OmniAb platform is what we call Biological Intelligence™, which powers the immune systems of our proprietary, transgenic animals to create optimized candidates for human therapeutics. We believe the OmniAb animals comprise the most diverse host systems available in the industry. Our suite of technologies and methods, including computational antigen design and immunization methods, paired with high-throughput single B cell phenotypic screening and mining of next-generation sequencing datasets with custom algorithms, are used to identify fully human antibodies, as well as peptides, with exceptional performance and developability characteristics. We provide our partners both integrated end-to-end capabilities and highly customizable offerings, which address critical industry challenges and provide optimized discovery solutions.

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

As of September 30, 2026, we had 111 active partners with 433 active programs using the OmniAb technology platform, including 29 OmniAb-derived antibodies in clinical development by our partners, two under regulatory review, and three approved products developed and commercialized by our partners.

Our proprietary technologies are joined with and leverage a suite of in silico, artificial intelligence and machine learning tools for therapeutic discovery and optimization that are woven throughout our various technologies and capabilities. The OmniAb suite of technologies spans from Biological Intelligence-powered repertoire generation to cutting-edge antibody and peptide discovery, screening and optimization offering an increasingly efficient and customizable end-to-end solution for the growing discovery needs of the global pharmaceutical industry.

We partner with pharmaceutical and biotechnology companies and leading academic institutions that vary in size, geography and therapeutic focus. Our partners gain access to wide repertoires of antibodies and state-of-the-art screening technologies designed to enable efficient discovery of next generation novel therapeutics and deliver high-quality therapeutic candidates for a wide range of diseases. Our partners can select a biological target to treat a disease and define the properties needed for therapeutic development or use certain of our technologies directly in their own laboratories.

Our license agreements with pharmaceutical and biotechnology partners generally include: (i) upfront or, in some instances, annual payments for technology access; (ii) payments for performance of research services; (iii) downstream payments in the form of preclinical, intellectual property, clinical, regulatory, and commercial milestones; and (iv) royalties on net sales of our partners’ products, if any. License agreements with academic institutions are typically structured with revenue sharing. We succeed when our partners are successful, and our agreements are structured to align economic and scientific interests. Our license agreements typically include reporting requirements, which provide us updates from our partners on the status of their programs. In addition, we track our active partnered programs by reviewing our partners’ public announcements and maintaining close communications with our partners to the extent possible. In some instances, a partner may not publicly announce milestones, in which case, we would be generally dependent on our partner to track, report and disclose to us milestones at the time of achievement. Our license agreements typically grant a perpetual license to our technology and are typically terminable by our partners without penalty with specified notice. However, all milestone payments and royalties survive termination and continue with respect to any OmniAb-derived therapeutic. The royalty term is generally the longer of 10 years from the first commercial sale or through the last expiration in any jurisdiction of the patents covering such OmniAb-derived therapeutic. Importantly, our royalty term is typically linked to the patents that our partners file related to the therapeutic discovered using our technology, which both lengthens and diversifies the royalty streams we receive. Our typical royalty rates for antibody discovery contracts are currently in the low- to mid-single digits and can vary depending on other economic terms in the agreement. Each agreement is negotiated separately and as a result, the financial terms and contractual provisions vary from agreement to agreement. By providing a full suite of discovery technologies with streamlined economics, we believe we offer an attractive option to industry stakeholders.

We believe the long-term value of our business will be driven by royalties given that such payments are based on global sales of potential future partner programs, which generally provide for larger and recurring payments as compared to technology access, research and milestone payments. We believe our revenue will be materially driven by milestone and service revenue from our partnered programs, as well as xPloration platform sales, in the shorter term, and by royalty revenue from our partnered programs in the longer term. However, there is significant uncertainty in timing and likelihood of reaching marketing authorization in drug discovery and development, and we cannot be certain when, if at all, royalty payments will be a material portion of our revenue. Furthermore, we do not control the progression, clinical development, regulatory strategy or eventual commercialization of programs discovered using our platform, and as a result, we are dependent on our partners’ efforts and decisions with respect to such programs.

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

Metric	Active Partners	Active Programs	Active Clinical Programs and Approved Products	Approved Products
December 31, 2025	107	407	32	3
Additions	8	38	4	—
Terminations	(4)	(12)	(2)	—
September 30, 2026	111	433	34	3

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

Revenue

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	Change	% Change
License and milestone revenue	$100	$616	$(516)	(84)%
Service revenue	2,835	1,188	1,647	139%
xPloration revenue	703	74	629	850%
Royalty revenue	355	361	(6)	(2)%
Total revenue	$3,993	$2,239	$1,754	78%

•License and milestone revenue fluctuates depending on the timing of new license agreements with partners and partners’ achievement of milestones. Because of these factors, license and milestone revenue could fluctuate significantly from period to period. License and milestone revenue decreased primarily due to lower license revenue. There were no milestones recognized during the three months ended September 30, 2026 and 2025.
•Service revenue increased primarily as a result of increased work performed on antibody and ion channel programs.
•xPloration revenue increased primarily as a result of higher instrument sales and related consumables.
•Royalty revenue remained consistent period over period.

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Change	% Change
License and milestone revenue	$21,640	$3,879	$17,761	458%
Service revenue	7,415	5,027	2,388	48%
xPloration revenue	1,918	724	1,194	165%
Royalty revenue	862	660	202	31%
Total revenue	$31,835	$10,290	$21,545	209%

•License and milestone revenue increased primarily due to an $18.3 million increase in milestone revenue, partially offset by a decrease in license revenue.
•Service revenue increased primarily as a result of increased work performed on antibody and ion channel programs.
•xPloration revenue increased primarily as a result of higher instrument sales and related consumables.
•Royalty revenue increased primarily due to higher net sales from partners’ product sales in China.

Costs and Operating Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	Change	% Change
Cost of xPloration revenue	$309	$29	$280	966%
Research and development	9,553	10,379	(826)	(8)%
General and administrative	7,244	6,777	467	7%
Amortization of intangibles	3,053	3,228	(175)	(5)%
Other operating expense (income), net	202	(34)	236	(694)%
Total costs and operating expenses	$20,361	$20,379	$(18)	—%

•Cost of xPloration revenue consists of contract manufacturing costs, material parts costs and associated freight, shipping and handling costs, royalty costs, and other direct costs related to xPloration revenue recognized in the period. Cost of xPloration revenue increased as a result of higher instrument and consumables sales compared with the prior year period.
•Research and development expenses consist of (1) personnel related expenses, including salaries, benefits and share-based compensation, (2) external expenses, including third-party costs for goods and services such as lab supplies and contract research, and (3) facility and other overhead expenses, including depreciation and occupancy costs. Research and development expenses declined primarily due to lower personnel costs, including share-based compensation and salaries and wages resulting from our 2025 reorganizations, as well as lower facility-related costs following a fixed asset impairment charge recorded in the fourth quarter of 2025. These decreases were partially offset by an increase in external expenses, including higher lab-related costs and contract research services.

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	Change	% Change
Personnel related expenses	$4,577	$5,552	$(975)	(18)%
External expenses	3,150	2,733	417	15%
Facility and other overhead expenses	1,826	2,094	(268)	(13)%
Total research and development expenses	$9,553	$10,379	$(826)	(8)%

•General and administrative expenses increased primarily due to higher external expenses, including legal and other public company expenses. This increase was partially offset by lower personnel costs, including lower share-based compensation and severance resulting from our 2025 reorganizations.
•Other operating expense (income), net during the three months ended September 30, 2026 and 2025 primarily included contingent liability adjustments associated with certain ion channel programs, resulting in $0.2 million of expense in 2026 compared with less than $0.1 million of income in 2025.

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Change	% Change
Cost of xPloration revenue	$934	$294	$640	218%
Research and development	28,779	33,845	(5,066)	(15)%
General and administrative	20,516	22,376	(1,860)	(8)%
Amortization of intangibles	12,134	9,684	2,450	25%
Other operating expense (income), net	306	(2,706)	3,012	(111)%
Total costs and operating expenses	$62,669	$63,493	$(824)	(1)%

•Cost of xPloration revenue increased as a result of higher instrument and consumables sales compared with the prior year period.
•Research and development expenses declined primarily due to (1) lower personnel costs including reduced severance, salaries, and share-based compensation resulting from our 2025 reorganizations, (2) lower external expenses primarily from certain antibody programs, and (3) lower facility expenses from reduced depreciation following the Icagen fixed asset impairment in 2025.

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Change	% Change
Personnel related expenses	$14,156	$17,918	$(3,762)	(21)%
External expenses	9,325	9,705	(380)	(4)%
Facility and other overhead expenses	5,298	6,222	(924)	(15)%
Total research and development expenses	$28,779	$33,845	$(5,066)	(15)%
•General and administrative expenses declined primarily due to lower personnel expenses related to lower share-based compensation and lower salaries and wages from reduced headcount following our 2025 reorganizations.
•Amortization of intangibles increased primarily due to the write-off of the net carrying value of $2.9 million of certain legacy small molecule ion channel intangible assets recognized in the first quarter of 2026.
•Other operating expense, net was approximately $0.3 million for the nine months ended September 30, 2026, compared with other operating income, net of approximately $2.7 million for the corresponding 2025 period, primarily reflecting a $3.0 million gain from the May 2025 sale of a small molecule Kv7.2 program to Angelini, $0.3 million of higher license and royalty fees, and contingent liability adjustments that resulted in $0.1 million of income in 2026 compared with $0.2 million of expense in 2025.

Other Income (Expense), net

Other income (expense), net during the three and nine months ended September 30, 2026 and 2025 primarily related to interest earned on short-term investments and remained relatively consistent period over period.

Income Tax Benefit

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	Change	% Change
Loss before income taxes	$(15,855)	$(17,686)	$1,831	(10)%
Income tax benefit	127	1,161	(1,034)	(89)%
Net loss	$(15,728)	$(16,525)	$797	(5)%
Effective tax rate	0.8%	6.6%

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Change	% Change
Loss before income taxes	$(29,332)	$(51,748)	$22,416	(43)%
Income tax benefit	38	1,148	(1,110)	(97)%
Net loss	$(29,294)	$(50,600)	$21,306	(42)%
Effective tax rate	0.1%	2.2%

Our effective tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions. The tax rate is also affected by discrete items that may occur in any given year but are not consistent from year to year.

Our effective tax rate for each of the three and nine months ended September 30, 2026 and 2025 differed from the federal statutory tax rate of 21.0% primarily due to the valuation allowance established on federal and state attributes, the tax impact of stock award activities, and the benefit related to research and development tax credits.

Liquidity and Capital Resources
As of September 30, 2026, our cash, cash equivalents and short-term investments were $64.2 million. We believe our existing cash, cash equivalents and short-term investments are sufficient to support operations through at least the next 12 months from the date of issuance of these financial statements.

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

In December 2023, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”) under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in an “at the market” (“ATM”) offerings program through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. We are not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. During the nine months ended September 30, 2026, we sold no shares of our common stock under the Sales Agreement. As of September 30, 2026, $88.3 million remains available under the Sales Agreement for future sales of our common stock.

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

Cash Flow Summary

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Net cash provided by (used in):
Operating activities	$8,340	$(30,781)	$39,121
Investing activities	(12,672)	3,756	(16,428)
Financing activities	$1,691	$27,964	$(26,273)

Cash from Operating Activities:

During the nine months ended September 30, 2026, cash provided by operating activities of $8.3 million was primarily driven by changes in our operating assets and liabilities in the amount of $13.1 million and net non-cash charges of $24.6 million which primarily included $12.1 million in amortization of intangible assets, $9.6 million in share-based compensation, $1.8 million in amortization of operating lease right-of-use assets, and $1.7 million in depreciation of property and equipment. These items were partially offset by our net loss of $29.3 million.

During the nine months ended September 30, 2025, cash used in operating activities of $30.8 million primarily reflected our net loss of $50.6 million, changes in our operating assets and liabilities in the amount of $2.0 million, partially offset by net non-cash charges of $21.9 million which primarily included $12.2 million in share-based compensation, $9.7 million in amortization of intangible assets, a gain on sale of an ion channel assets of $3.0 million, $2.7 million in depreciation of property and equipment, and $1.7 million in amortization of operating lease right-of-use assets.

Cash from Investing Activities:

During the nine months ended September 30, 2026, cash used in investing activities of $12.7 million primarily consisted of $49.0 million of cash used to purchase short-term investments, partially offset by $36.6 million of proceeds from the maturity of short-term investments.

During the nine months ended September 30, 2025, cash provided by investing activities of $3.8 million primarily consisted of $39.8 million of proceeds from the maturity of short-term investments and $3.0 million of proceeds from the sale of an ion channel asset, partially offset by $38.6 million of cash used to purchase short-term investments.

Cash from Financing Activities:

During the nine months ended September 30, 2026, cash provided by financing activities was $1.7 million, which primarily consisted of proceeds from the issuance of common stock from stock plans.

During the nine months ended September 30, 2025, cash provided by financing activities was $28.0 million, which primarily consisted of net proceeds from the issuance of our common stock in the August 2025 PIPE.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2026, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Annual Report.

Recent Accounting Pronouncements

For the summary of recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to our financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2026, there were no material changes to our market risks from the discussion provided in Item 7A of our 2025 Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2026, none of our officers or directors adopted, modified, or terminated any such trading arrangements.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1+	Agreement and Plan of Merger, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Orwell Merger Sub Inc., Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	2.1
2.2+	Separation and Distribution Agreement, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	S-4	333-264525	September 27, 2022	2.2
3.1	Certificate of Incorporation of the Registrant	10-K	001-40720	March 30, 2023	3.1
3.2	Amended and Restated Bylaws of the Registrant, effective as of January 30, 2026	8-K	001-40720	January 30, 2026	3.1
4.1	Warrant Agreement, dated August 9, 2021, between Avista Public Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40720	August 12, 2021	4.1
4.2	Assignment, Assumption and Amendment Agreement, dated November 1, 2022, by and among OmniAb, Inc., Continental Stock Transfer & Trust Company and Computershare Trust Company, N.A.	8-K	001-40720	November 7, 2022	4.2
4.3	Specimen Warrant Certificate	S-1/A	333-257177	July 28, 2021	4.3
4.4	Specimen Common Stock Certificate of OmniAb, Inc.	S-4	333-264525	September 27, 2022	4.5
10.1+#	Change in Control Severance Agreement, effective July 13, 2026, between OmniAb, Inc. and Amechi Nwachuku	10-Q	001-40720	August 6, 2026	10.1
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

Date:	October 30, 2026	By:	/s/ Kurt Gustafson
Kurt Gustafson
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)